Form 10-Q
period 1997-09-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1997-11-17
CIK 1043310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER : 0-23087


                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             MARYLAND                                   52-1660985
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)



10411 MOTOR CITY DRIVE, BETHESDA, MD                     20817
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                 (301) 365-8959
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                             OUTSTANDING AS OF
                  CLASS                      NOVEMBER 14, 1997
                  -----                      -----------------

        Common Stock, $.01 par value             8,675,499

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q

                                                                                           Page
PART I. FINANCIAL INFORMATION                                                              ----
        Item 1.  FINANCIAL STATEMENTS

                    Statements of  Operations ...........................................   3
                    Balance Sheets.......................................................   4
                    Statements of Cash Flows.............................................   5
                    Notes to Financial Statements........................................   6


        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  ...................................  10


        Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK  ...........................................................  12




PART II OTHER INFORMATION

                    Item 1.  LEGAL PROCEEDINGS...........................................  12
                    Item 2.  CHANGES IN SECURITIES.......................................  12
                    Item 3.  DEFAULT UPON SENIOR SECURITIES..............................  12
                    Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.........  13
                    Item 5.  OTHER INFORMATION...........................................  13
                    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  13


SIGNATURE  ..............................................................................  13

EXHIBIT INDEX ...........................................................................  14

PART I -  FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS


                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                ---------------------------      ------------------------
                                                   1997             1996             1997         1996
                                                -----------     -----------      -----------  -----------
Net  revenues..............................     $  25,757       $   7,652        $  54,593    $  20,859

Cost of services...........................        22,668           6,763           47,919       19,152
                                                ---------       ---------        ---------   ----------
      Gross margin.........................         3,089             889            6,674        1,707

General and administrative expenses........         1,820           1,370            4,281        2,743

Selling and marketing expenses ............           391             166              696          319

Depreciation and amortization..............           140              93              354          238
                                                ---------       ---------        ---------   ----------
      Income (loss) from operations........           738            (740)           1,343       (1,593)

Interest expense...........................           326              80              578          198

Interest income............................             9               5               15           14
                                                ---------       ---------        ---------   ----------
      Income (loss) before income tax
      provision............................           421            (815)             780       (1,777)

Income tax provision.......................             8              --               16           --
                                                ---------       ---------        ---------   ----------
      Net income (loss)....................     $     413       $    (815)       $     764   $   (1,777)
                                                =========       =========        =========   ==========

Net income (loss) per common and equivalent
share......................................     $    0.07       $   (0.14)       $    0.13   $    (0.31)
                                                =========       =========        =========   ==========
Weighted average common and  equivalent
    shares outstanding ....................         5,796           5,796            5,796        5,796
                                                =========       =========        =========   ==========



        The accompanying notes are an integral part of these statements.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS

                                                                                       SEPTEMBER 30,           DECEMBER 31,
                                                                                           1997                   1996
                                                                                     ------------------     -----------------
                                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents....................................................        $   1,135              $    149
   Accounts receivable, net of allowance for doubtful accounts of  approximately
       $1,904 and $1,079........................................................           15,340                 5,334
   Accounts receivable, related party...........................................              ---                    78
   Other current assets.........................................................              483                   211
                                                                                        ---------              --------
       Total current assets.....................................................           16,958                 5,772
                                                                                        ---------              --------
PROPERTY AND EQUIPMENT:
   Long distance communications equipment.......................................            2,760                 1,773
   Computer and office equipment................................................              717                   392
   Less - Accumulated depreciation and amortization.............................           (1,143)                 (789)
                                                                                        ---------              --------
       Total property and equipment, net........................................            2,334                 1,376
                                                                                        ---------              --------
Deferred debt financing and offering costs......................................            1,505                   ---
Other noncurrent assets.........................................................              295                   ---
Restricted cash.................................................................              180                   180
                                                                                        ---------              --------
       Total assets.............................................................        $  21,272              $  7,328
                                                                                        =========              ========
                                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable...........................................................        $  15,186              $  7,171
     Accounts payable, related party............................................               17                   ---
     Accrued expenses...........................................................            3,937                 2,858
     Short-term borrowings under receivables-based credit facility..............              ---                 1,812
     Short-term borrowings under credit facility, net of unamortized debt
       discount of $741 ........................................................            5,771                   ---
     Redeemable warrants payable under credit facility..........................              823                   ---
     Capital lease obligations..................................................              323                   226
     Notes payable to related parties...........................................              ---                    53
     Notes payable to individuals and others....................................               44                   650
                                                                                        ---------              --------
       Total current liabilities................................................           26,101                12,770
                                                                                        ---------              --------

Capital lease obligations, net of current portion...............................              504                   546
Notes payable to related parties, net of current portion........................              ---                   100
                                                                                        ---------              --------
       Total liabilities........................................................        $  26,605              $ 13,416
                                                                                        =========              ========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock,  $1.00 par value, 100,000 shares authorized; no shares
     issued.....................................................................              ---                   ---
   Voting common stock, $0.01 par value; 20,000,000 shares authorized at
     September 30, 1997 and 10,000,000 shares authorized at December 31,
     1996; 5,397,999 shares issued and  outstanding at September 30, 1997;
     5,380,824 shares issued and outstanding at December 31, 1996...............               54                    54
   Nonvoting common stock,  $1.00  par value;  25,000 shares authorized; no shares issued at September 30, 1997 and 22,526 shares issued and
     outstanding at December 31, 1996...........................................              ---                    23
   Additional paid-in capital...................................................            1,040                   932
   Unearned compensation........................................................              (94)                  ---
   Accumulated deficit .........................................................           (6,333)               (7,097)
                                                                                        ---------              --------

   Total stockholders' deficit..................................................           (5,333)               (6,088)
                                                                                        ---------              --------

   Total liabilities and stockholders' deficit..................................           21,272                 7,328
                                                                                        =========              ========

        The accompanying notes are an integral part of these statements.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                     FOR THE NINE MONTHS
                                                                                            ENDED
                                                                                        SEPTEMBER 30,
                                                                                 --------------------------
                                                                                     1997            1996
                                                                                 -----------     -----------
OPERATING ACTIVITIES:
   Net income (loss)   ............................................              $    764        $ (1,777)
   Adjustments to net income (loss) -
      Depreciation and amortization................................                   354             238
      Compensation pursuant to stock options ......................                    37             ---
      Amortization of deferred debt financing costs and debt
        discount...................................................                   118             ---
      Changes in operating assets and liabilities:
        Accounts receivable, net...................................               (10,006)         (1,707)
        Accounts receivable, related party.........................                    78            (190)
        Other current assets.......................................                  (272)            (98)
        Accounts payable ..........................................                 8,015            2,732
        Accounts payable, related party............................                    17             ---
        Accrued expenses...........................................                   137             932
                                                                                 --------        --------
              Net cash (used in) provided by operating activities..                  (758)            130
                                                                                 --------        --------

INVESTING ACTIVITIES:
    Purchases of property and equipment............................                 (934)            (343)
    Deposits on leasehold improvement..............................                 (295)             ---
                                                                                 -------         --------
            Net cash used in investing activities..................               (1,229)            (343)
                                                                                 -------         --------

FINANCING ACTIVITIES:
    Borrowings under credit facility...............................                6,512              ---
    Net (payments) borrowings under receivables based credit
      facility.....................................................               (1,812)             418
    Repayments under capital lease obligations ....................                 (324)            (122)
    Repayments under notes payable to related parties .............                 (153)              (5)
    Repayments under notes payable to individuals and others.......                 (650)             (75)
    Payments of deferred debt financing and offering costs.........                 (555)             ---
    Purchase and retirement of nonvoting common stock..............                  (45)             ---
                                                                                 -------         --------

     Net cash provided by financing activities ....................
                                                                                   2,973              216
                                                                                 -------         --------

     Net increase in cash and cash equivalents.....................                  986                3


     Cash and cash equivalents at the beginning of the period......                  149              528
                                                                                 -------         --------
     Cash and cash equivalents at the end of  the period ..........              $ 1,135         $    531
                                                                                 -------         --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid.....................................................              $   270         $    200
                                                                                 =======         ========

 Income taxes paid.................................................              $   ---         $    ---
                                                                                 =======         ========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
 Equipment acquired under capital lease............................              $   378         $    452
                                                                                 =======         ========

 Deferred debt financing and offering costs not  paid..............              $   986         $    ---
                                                                                 =======         ========

The accompanying notes are an integral part of these statements.

                            STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                  NOTES TO FINANCIAL STATEMENTS
                                           (UNAUDITED)


1. BUSINESS DESCRIPTION:

ORGANIZATION

   Startec Global Communications Corporation (the "Company", formerly Startec, Inc.), is a Maryland corporation founded in 1989 to provide long-distance telephone services. The Company currently offers U.S.-originated long-distance service to residential and carrier customers through foreign termination arrangements. The Company's marketing targets specific ethnic residential market segments in the United States that are most likely to seek low-cost international long-distance service to specific and identifiable country markets. The Company is headquartered in Bethesda, Maryland.

INITIAL PUBLIC OFFERING

   In October 1997, the Company completed an initial public offering of its common stock (the "Offering"). Together with the exercise of the overallotment option in November 1997, the Offering placed 3,277,500 shares of common stock, yielding net proceeds to the Company of approximately $35 million. The Company intends to use the net proceeds of the Offering: to acquire cable facilities, switching, compression and other related telecommunications equipment, for marketing programs, to pay down certain amounts due under the Company's existing credit facility and for working capital and other general corporate purposes.

RISKS AND OTHER IMPORTANT FACTORS

   The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. Many of the Company's competitors are significantly larger and have substantially greater financial, technical, and marketing resources than the Company; employ larger networks and control transmission lines; offer a broader portfolio of services; have stronger name recognition and loyalty; and have long-standing relationships with the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that can result in a lower cost structure for transmission and related costs, which could cause significant pricing pressures within the long-distance telecommunications industry. If the Company's competitors were to devote significant additional resources to the provision of international long-distance services to the Company's target customer base, the Company's business, financial condition, and results of operations could be materially adversely affected.

   In the United States, the Federal Communications Commission ("FCC") and relevant state Public Service Commissions have the authority to regulate interstate and intrastate telephone service rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Legislation that substantially revised the U.S. Communications Act of 1934 was signed into law on February 8, 1996. This legislation has specific guidelines under which the Regional Bell Operating Companies ("RBOCs") can provide long-distance services, which will permit the RBOCs to compete with the Company in providing domestic and international long-distance services. Further, the legislation, among other things, opens local service markets to competition from any entity (including long-distance carriers, such as AT&T, cable television companies and utilities).

   Because the legislation opens the Company's markets to additional competition, particularly from the RBOCs, the Company's ability to compete may be adversely affected. Moreover, certain Federal and other governmental regulations may be amended or modified, and any such amendment or modification could have material adverse effects on the Company's business, results of operations, and financial condition.


2. SIGNIFICANT ACCOUNTING PRINCIPLES:

GENERAL

   In addition to the principles identified on the following page, Note 2 of the Notes to Financial Statements, as set forth in the Company's Registration Statement on Form S-1 File No. 333-32753 ("the Registration Statement"), which was declared effective by the Securities and Exchange Commission ("SEC") on October 8, 1997, summarizes the Company's significant accounting principles.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PREPARATION OF INTERIM FINANCIAL INFORMATION

   The financial statements included herein are unaudited and have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim period. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, and the unaudited financial statements for the quarter ended June 30, 1997, each as set forth in the Registration Statement. The results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

CONCENTRATIONS OF RISK

   Financial instruments that potentially subject the Company to a concentration of credit risk are accounts receivable. Residential accounts receivable consist of individually small amounts due from geographically dispersed customers. Carrier accounts receivable represent amounts due from long-distance carriers. The Company's allowance for doubtful accounts is based on current market conditions. The Company's four largest carrier customers represented approximately 35 and 37 percent of gross accounts receivable as of December 31, 1996, and September 30, 1997, respectively. The Company's five largest carrier customers represented approximately 40 percent of net revenues for the nine month period ended September 30, 1997. Purchases from the five largest suppliers represented approximately 46 percent of cost of services for nine month period ended September 30, 1997.


NET INCOME (LOSS) PER COMMON AND EQUIVALENT SHARE

   Net loss per common and equivalent share for the three and nine month periods ended September 30, 1996, is based upon the weighted-average number of common shares outstanding during the period. The effect of outstanding options on net loss per common share is not included for these periods because such options would be antidilutive. Net income per common and equivalent share for the three and nine month periods ended September 30, 1997 is based upon the weighted-average number of common and common equivalent shares outstanding during the respective period, using the treasury stock method. Fully diluted net income per share is not presented as it would not materially differ from the amounts stated.

   Pursuant to the requirements of the SEC under Staff Accounting Bulletin ("SAB") No. 83 , common stock and stock rights issued during the 12 months immediately preceding the Offering (see Note 1) have been included in the calculation of the shares used in computing net (loss) income per common share as if such shares had been outstanding the entire period for all periods prior to the Offering.

   In 1997, the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share." Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement 128 is effective for fiscal and interim periods ending after December 15, 1997, and, when adopted, will require restatement of prior periods' earnings per share. As discussed above, SAB 83 requires an entity involved in an initial public offering to treat those potentially dilutive common shares as outstanding common shares in the computation of both basic and diluted net (loss) income per share for all reported periods. Management anticipates that Statement 128 will not have a material impact upon reported net income (loss) per share.

DEBT DISCOUNT AND DEFERRED DEBT FINANCING COSTS

   As more fully discussed in Note 3, on July 1, 1997, the Company entered into a credit facility (the "Loan") with a bank (the "Lender"). Debt discount costs represent amounts ascribed to the redeemable warrants issued in connection with the Loan. Deferred debt financing costs were approximately $329,000 at September 30, 1997 and represent other costs incurred in connection with the issuance of the Loan. These costs are amortized over the term of the Loan using the effective interest rate method.

3. BORROWINGS UNDER CREDIT FACILITY:

   Prior to July 1, 1997, the Company had an advanced payment agreement with a third party billing company, which allowed the Company to take advances against 70 percent of all records submitted for billing. Advances were secured by the receivables involved. In July 1997, the Company paid the remaining amounts owed under this agreement using proceeds from the Loan discussed below.

   The Loan, which the Company entered into in July 1997, provides for maximum borrowings of up to $10 million through December 31, 1997, and the lesser of $15 million or 85 percent of eligible accounts receivable, as defined, thereafter until maturity in December 1999. The Company may elect to pay quarterly interest payments at the prime rate, plus 2 percent, or the adjusted LIBOR, plus 4 percent. The Loan required a $150,000 commitment fee to be paid at closing, and a quarterly commitment fee of one quarter percent of the unborrowed portion. The Loan is secured by substantially all of the Company's assets and the common stock owned by the majority stockholder and another stockholder. The Loan contains certain financial and non-financial covenants, as defined, including, but not limited to, ratios of monthly net revenues to Loan balance, interest coverage, and cash flow leverage, minimum subscribers, and limitations on capital expenditures, additional indebtedness, acquisition or transfer of assets, payment of dividends, new ventures or mergers, and issuance of additional equity (excluding shares issuable in connection with the Offering). Beginning on July 1, 1998, should the Lender determine and assert based on its reasonable assessment that a material adverse change has occurred, all amounts outstanding would become due and payable.

   In connection with the Loan, the Company issued the Lender warrants to purchase 539,800 shares of common stock, representing 10% of the outstanding common stock on the date of issuance. Warrants with respect to 269,900 of such shares, or 5% of the outstanding common stock at the time the warrants were issued, vested fully on the date of the issuance. Vesting of the remaining warrants was contingent on the occurrence of certain events, and, as the Company completed the Offering prior to December 31, 1997, no additional warrants will vest. The exercise price of the warrants is $8.46 per share, and they expire on July 1, 2002. Upon completion of the Offering, the warrants ceased to be redeemable and, accordingly, amounts ascribed to the warrants will be classified as additional paid-in capital for periods subsequent to the Offering.


4. STOCK AND STOCK RIGHTS:

   In July 1997, Company exchanged 17,175 shares of its outstanding nonvoting common stock for authorized voting common stock and purchased the remaining 5,351 shares of outstanding nonvoting common stock from a former officer and director of the Company for $45,269. In August 1997, the Company increased its authorized shares of common stock to 20,000,000 and created a preferred class of stock with 100,000 shares of $1.00 par value preferred stock authorized for issuance.

STOCK OPTION PLAN

    Amended and Restated Stock Option Plan

   The Company maintains a stock option plan, reserving 270,000 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. Options granted under this plan may be exercised only upon the occurrence of any of the following events: (i) a sale of more than 50 percent of the issued and outstanding shares of stock in one transaction, (ii) a dissolution or liquidation of the Company,
(iii) a merger or consolidation in which the Company is not the surviving corporation, (iv) a filing by the Company of an effective registration statement under the Securities Act of 1933, as amended, or (v) the seventh anniversary of the date of full-time employment of the optionee.

   The Company amended its stock option plan as of January 20, 1997 to provide that options may be exercised on or after the seventh anniversary of the date of full time employment. In conjunction with this amendment, all options outstanding were cancelled, and certain options were reissued at their original exercise prices. Pursuant to APB No. 25, the Company recognizes compensation expense for the excess of the fair market value of the common stock over the exercise price of the related option at the date of grant. The Company recognized approximately $37,000 in compensation expense for the nine month period ended September 30, 1997, and will recognize approximately $94,000 in the fourth quarter of fiscal 1997 as the vesting of the options accelerated upon completion of the Offering (see Note 1).

   1997 Performance Incentive Plan

   In September 1997, the stockholders of the Company approved the Company's 1997 Performance Incentive Plan (the "Performance Plan"). The Performance Plan provides for the award to eligible employees of the Company and others of stock options, stock appreciation rights, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. The Performance Plan reserves 750,000 shares of common stock for issuance, and the Company may grant options to acquire up to 480,000 shares of common stock without triggering the antidilution provisions of the warrants issued to the Lender (see Note 3). As of September 30, 1997, approximately 231,000 options have been granted under the Performance Plan, at an exercise price of $10 per share. The Performance Plan constitutes an unfunded plan for incentive compensation purposes.

WARRANTS AND REGISTRATION RIGHTS

   The Company agreed to issue to representatives of the underwriters of the Offering, warrants to purchase up to 150,000 shares of common stock at an exercise price of $13.20 per share. The warrants are exercisable for a period of five years beginning October 1998. The holders of the warrants will have no voting or other stockholder rights unless and until the warrants are exercised.

   The Company has granted to a consultant the option to acquire 3,000 shares of common stock in lieu of payment of $30,000 owed by the Company for certain consulting services.

   See Note 3 for a discussion of the warrants issued to the Lender in connection with the Loan.


5. COMMITMENTS AND CONTINGENCIES:

LITIGATION

   Certain claims and suits have been filed or are pending against the Company. In management's opinion, resolution of these matters will not have a material impact on the Company's financial position or results of operations and adequate provision for any potential losses has been made in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Overview
   --------
   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements may be identified by use of such terms as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operation matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain factors including, but not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   Reference is made to the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections set forth in the Registration Statement, for a description of certain factors that may affect the Company's future results.

   Results of Operations
   ---------------------
   The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                             -----------------------    ---------------------
                                                               1997         1996          1997        1996
                                                             -------      -------       -------     -------
          Net revenues..................................       100.0%       100.0%        100.0%     100.0%
          Cost of services..............................        88.0         88.4          87.8       91.8
                                                             -------      -------       -------      -----
             Gross margin...............................        12.0         11.6          12.2        8.2
          General and administrative expenses...........         7.1         17.9           7.8       13.2
          Selling and marketing expenses................         1.5          2.2           1.3        1.5
          Depreciation and amortization.................         0.5          1.2           0.6        1.1
                                                             -------      -------       -------      -----
              Income (loss) from operations.............         2.9         (9.7)          2.5       (7.6)
          Interest expense..............................        (1.3)        (1.0)         (1.1)      (1.0)
          Interest income...............................           -          0.1             -        0.1
                                                             -------      -------       -------      -----
             Income (loss) before income tax provision..         1.6        (10.6)          1.4       (8.5)
          Income tax provision..........................           -            -             -          -
                                                             =======      =======       =======      =====
             Net income (loss)..........................         1.6%       (10.6)%         1.4%      (8.5)%
                                                             =======      =======       =======      =====

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

   Net Revenues. Net revenues for the three month period ended September 30, 1997 increased 236.6 percent to approximately $25.8 million from $7.7 million for the three month period ended September 30, 1996. The increase in net revenues is due to an increase in residential subscribers in new ethnic markets and new geographic regions. The increase in net revenues is also due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to additional carrier customers and increased sales to existing carrier customers.

   Gross Margin. Gross margin increased approximately $2.2 million to $3.1 million for the three month period ended September 30, 1997 from $889,000 for the three month period ended September 30, 1996. Gross margin improved as a percentage of net revenues for the three month period ended September 30, 1997 to 12.0 percent from 11.6 percent for the three month period ended September 30, 1996. The increase in gross margin as a percentage of net revenues resulted from savings derived from an increase in the percentage of residential traffic originated on net. In the three month period ended September 30, 1997, 60.5 percent of residential traffic originated on net as compared to 46.0 percent for the three month period ended September 30, 1996. The increase in gross margin as a percentage of net revenues also results from improved termination costs pursuant to the Company's strategy of diversifying its termination options.

   The reported gross margin for the three month periods ended September 30, 1997 and September 30, 1996 includes the effect of accrued disputed charges of approximately $0 and $432,000, respectively, which represents no percent and less than 6 percent of reported net revenues.

   General and Administrative. General and administrative expenses for the three month period ended September 30, 1997 increased 32.8 percent to approximately $1.8 million from $1.4 million for the three month period ended September 30, 1996. As a percentage of net revenues, general and administrative expenses declined to 7.1 percent from 17.9 percent for the respective periods. The increase in dollar amounts was primarily due to an increase in personnel to 111 at September 30, 1997 from 55 at September 30, 1996, and to a lesser extent, an increase in billing processing fees.

   Selling and Marketing. Selling and marketing expenses for the three month period ended September 30, 1997 increased 135.5 percent to approximately $391,000 from approximately $166,000 for the three month period ended September 30, 1996. As a percentage of net revenues, selling and marketing expenses declined to 1.5 percent from 2.2 percent in the respective periods. The increase in dollar amounts is primarily due to the Company's efforts to market to new customer groups.

   Depreciation and Amortization. Depreciation and amortization expenses for the three month period ended September 30, 1997 increased to approximately $140,000 from $93,000 for the three month period ended September 30, 1996, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

   Interest. Interest expense for the three month period ended September 30, 1997 increased to approximately $326,000 from $80,000 for the three month period ended September 30, 1996, as a result of additional debt incurred by the Company to fund working capital needs.


NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

   Net Revenues. Net revenues for the nine month period ended September 30, 1997 increased 161.7 percent to approximately $54.6 million from $20.9 million for the nine month period ended September 30, 1996. The increase in net revenues is due to an increase in residential subscribers in new ethnic markets and new geographic regions. The increase in net revenues is also due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to additional carrier customers and increased sales to existing carrier customers.

   Gross Margin. Gross margin increased approximately $5.0 million to $6.7 million for the nine month period ended September 30, 1997 from $1.7 million for the nine month period ended September 30, 1996. Gross margin improved as a percentage of net revenues for the nine month period ended September 30, 1997 to
12.2 percent from 8.2 percent for the nine month period ended September 30, 1996. The increase in gross margin as a percentage of net revenues results from savings derived from an increase in the percentage of residential traffic originated on net. In the nine month period ended September 30, 1997, 60.5 percent of residential traffic originated on net as compared to 44.6 percent for the nine month period ended September 30, 1996. The increase in gross margin as a percentage of net revenues also results from improved termination costs pursuant to the Company's strategy of diversifying its termination options.

   The reported gross margin for the nine month periods ended September 30, 1997 and September 30, 1996 includes the effect of accrued disputed charges of approximately $67,000 and $918,000, respectively, which represents less than 1 percent and 5 percent of reported net revenues.

   General and Administrative. General and administrative expenses for the nine month period ended September 30, 1997 increased 56.1 percent to $4.3 million from $2.7 million for the nine month period ended September 30, 1996. As a percentage of net revenues, general and administrative expenses declined to 7.8 percent from 13.2 percent for the respective periods. The increase in dollar amounts was primarily due to an increase in personnel to 111 at September 30, 1997 from 55 at September 30, 1996, and to a lesser extent, an increase in billing processing fees.

   Selling and Marketing. Selling and marketing expenses for the three month period ended September 30, 1997 increased 118.2 percent to approximately $696,000 from approximately $319,000 for the nine month period ended September 30, 1996. As a percentage of net revenues, selling and marketing expenses declined to 1.3 percent from 1.5 percent in the respective periods. The increase in dollar amounts is primarily due to the Company's efforts to market to new customer groups.

   Depreciation and Amortization. Depreciation and amortization expenses for the nine month period ended September 30, 1997 increased to approximately $354,000 from $238,000 for the nine month period ended September 30, 1996, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

   Interest. Interest expense for the nine month period ended September 30, 1997 increased to approximately $578,000 from $198,000 for the nine month period ended September 30, 1996, as a result of additional debt incurred by the Company to fund working capital needs.

         Liquidity and Capital Resources
         -------------------------------
   The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment, and payments on outstanding indebtedness. The Company has financed its growth through capital lease financing, notes payable from individuals, and a credit and billing arrangement with a third party company prior to July 1, 1997. This facility allowed the Company to receive advances of 70 percent of all records submitted for billing, subject to a credit limit of $3 million. Subsequent to July 1, 1997 until the Offering, the Company has primarily financed its growth through the Loan, which provides for maximum borrowings of up to $10 million through December 31, 1997, and the lesser of $15 million or 85 percent of eligible accounts receivable, as defined, thereafter until maturity on December 31, 1999. See Note 3 of the "Notes to Financial Statements" for a further discussion of the Loan. As previously discussed in Note 1 of the "Notes to Financial Statements", the Offering yielded net proceeds to the Company of approximately $35 million in the fourth quarter of 1997.

   The Company's cash and cash equivalents increased to $1.1 million at September 30, 1997 from $531,000 at September 30, 1996. Net cash used in operating activities was approximately $758,000 for the nine month period ended September 30, 1997, as compared to net cash provided for operating activities of $130,000 for the nine month period ended September 30, 1996. The decrease in cash from operations for the nine month period ended September 30, 1997 was the result of the significant growth in net revenues and the corresponding accounts receivable for the period.

   Net cash used in investing activities was $1.2 million and $343,000 for the nine month periods ended September 30, 1997 and 1996, respectively. Net cash used in investing activities for the nine month period ended September 30, 1997 primarily related to capital expenditures made to expand the Company's network infrastructure.

   Net cash provided by financing activities was approximately $3.0 million and $216,000 for the nine month periods ended September 30, 1997 and 1996, respectively. Cash provided by financing activities for the nine month period ended September 30, 1997 primarily resulted from borrowings under the Loan, as previously discussed, after offsetting the repayment amounts under the receivables based credit facility, capital lease obligations, and various notes payable.

   The Company has planned capital expenditures through 1998 of $8.5 million. Additionally, marketing expenditures for 1997 and 1998 are expected to reach $4.5 million in aggregate. These expenditure needs are expected to be met from operations, amounts available under the Loan, and the proceeds of the Offering. These capital needs will continue to expand as the Company executes its business strategy.

   Although management has no definitive plans to extinguish or repay the Loan, if such an event were to occur in the fourth quarter of 1997, the Company would record a charge related to the unamortized debt discount and deferred financing costs in the fourth quarter of 1997. This charge would represent a noncash charge.

   The Company has accrued approximately $2.1 million as of September 30, 1997, for disputed vendor obligations asserted by one of the Company's foreign carriers for minutes processed in excess of the minutes reflected on the Company's records. If the Company prevails in its disputes, these amounts or portions thereof would be credited to operations in the period of resolution. Conversely, if the Company does not prevail in its disputes, these amounts or portions thereof would be paid in cash.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   This requirement is not currently applicable to the Company.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   None.


ITEM 2.   CHANGES IN SECURITIES

   See Note 4 of the "Notes to the Financial Statements" for a discussion of this item.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

   None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   A special meeting of the stockholders was held on August 18, 1997. The following matters presented at the meeting were approved by votes from stockholders representing 4,190,875 shares of voting common stock. Stockholders representing 1,189,949 shares of voting common stock did not vote on these matters.

       1.   The Amended and Restated Articles of Incorporation of the Company
       2.   The Company's 1997 Performance Incentive Plan
       3.   The Amended and Restated Bylaws of the Company



ITEM 5.   OTHER INFORMATION

   None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)       EXHIBITS

11.1     Statement regarding computation of earnings per share
27.1     Financial Data Schedule


(b)    REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 1997.


                                  STARTEC GLOBAL COMMUNICATIONS CORPORATION
                                  -----------------------------------------

                                        (Registrant)



                                    /s/ Prabhav V. Maniyar
                                    ----------------------
                                    Prabhav V. Maniyar
                                    Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT NO.                                              DESCRIPTION
                                                            -----------

       11.1        Statement regarding computation of earnings per share

       27.1        Financial Data Schedule