Form 10-K
period 1997-12-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1998-03-31
CIK 1043310

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 0-23087

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          Securities registered pursuant to Section 12(g) of the Act:  None
                          Common Stock, $0.01 par value

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       Non-affiliates of Startec Global Communications Corporation held 3,977,500 shares of Common Stock as of March 20, 1998. The fair market value of the stock held by non-affiliates is $101,426,250 based on the sale price of the shares on March 20, 1998.

     As of March 20, 1998, 8,919,615 shares of Common Stock, par value $0.01, were outstanding.

                      Documents Incorporated by Reference:

      Portions of the definitive Proxy Statement to be delivered to Stockholders in connection with the Annual Meeting of Stockholders are incorporated by reference into Part III.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I.
       Item 1.    BUSINESS.....................................................3
       Item 2.    PROPERTIES..................................................14
       Item 3.    LEGAL PROCEEDINGS...........................................15
       Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........15

PART II.
       Item 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                     STOCKHOLDER MATTERS......................................15
       Item 6.    SELECTED FINANCIAL DATA.....................................16
       Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................17
       Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                     RISK.....................................................21
       Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................22
       Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE......................39

PART III.
       Item 10.   DIRECTORS AND EXECUTIVE OFFICERS............................39
       Item 11.   EXECUTIVE COMPENSATION......................................39
       Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT....................................39
       Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............39

PART IV.
       Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                     ON FORM 8-K..............................................39

                                     PART I

NOTE ON FORWARD-LOOKING STATEMENTS

     This Form 10-K  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of Startec Global Communications Corporation (the "Company" or "Startec Global".) for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

   ITEM 1.   BUSINESS

OVERVIEW

     STARTEC GLOBAL is a rapidly growing, facilities-based international long distance carrier which markets its services to select ethnic U.S. residential communities that have significant international long distance usage. Additionally, to maximize the efficiency of its network capacity, the Company sells its international long distance services to some of the world's leading carriers. The Company provides its services through a flexible network of owned and leased transmission facilities, resale arrangements and a variety of operating agreements and termination arrangements. The Company currently operates international gateway facilities in New York City and Washington, D.C. In addition to these sites, it leases switching facilities from other telecommunications carriers.

     The Company's mission is to dominate select international telecom markets by strategically building network facilities that allow it to manage both sides of a telephone call. The Company intends to own multiple switches and other network facilities which allow it to originate and terminate a substantial portion of its own traffic. The Company believes that building network facilities, acquiring additional termination options and expanding its proven marketing strategy should lead to continued growth and improved profitability.

     In October 1997, the Company completed an initial public offering of its common stock (the "Offering"). Together with the exercise of the overallotment option in November 1997, the Offering placed 3,277,500 shares of common stock, yielding net proceeds to the Company of approximately $35 million. The Company has used $6.5 million of the net proceeds to repay indebtedness. The Company has used approximately $2.1 million to purchase international switching equipment and undersea fiber optic cables. The Company intends to use the remaining net proceeds of the Offering to acquire cable facilities, switching, compression and other related telecommunications equipment, for marketing programs, to pay down certain amounts due under the Company's existing credit facility and for working capital and other general corporate purposes.

         The Company was incorporated in Maryland in 1989. The principal executive offices of the Company are located at 10411 Motor City Drive, Bethesda, Maryland 20817 and its telephone number is (301) 365-8959. The Company changed its name in 1997 from STARTEC, Inc. to Startec Global Communications Corporation.

INDUSTRY BACKGROUND

     The international telecommunications industry consists of transmissions of voice and data that originate in one country and terminate in another. This industry is experiencing a period of rapid change which has resulted in substantial growth in international telecommunications traffic. For domestic carriers, the international market can be divided into two major segments: the U.S.-originated market, which consists of all international calls which either originate or are billed in the United States, and the overseas market, which consists of all calls billed outside the United States. According to the Company's market research, the international telecommunications services market was approximately $56 billion in aggregate carrier revenues for 1995, and the volume of international traffic on the public telephone network is expected to grow at a compound annual growth rate of 10% or more from 1997 through the year 2000. The U.S.-originated international market has experienced substantial growth in recent years, with revenues rising from approximately $8 billion in 1990 to approximately $14 billion in 1995.

     The Company believes that the international telecommunications market will continue to experience strong growth for the foreseeable future as a result of the following developments and trends:

       o Global Economic Development and Increased Access to Telecommunications Services. The dramatic increase in the number of telephone lines around the world, stimulated by economic growth and development, government mandates and technological advancements, is expected to lead to increased demand for international telecommunications services in those markets.

       o Deregulation of Telecommunications Markets. The continuing deregulation and privatization of telecommunications markets has provided, and continues to provide, opportunities for carriers who desire to penetrate those markets.

       o Reduced Rates Stimulating Higher Traffic Volumes. The reduction of outbound international long distance rates, resulting from increased competition and technological advancements, has made, and continues to make, international calling available to a much larger customer base thereby stimulating increased traffic volumes.

       o Increased Capacity. The increased availability of higher-quality digital undersea fiber optic cable has enabled international long distance carriers to improve service quality while reducing costs.

       o Popularity and Acceptance of Technology. The proliferation of communications devices, including cellular telephones, facsimile machines and communications equipment has led to a general increase in the use of telecommunications services.

       o Bandwidth Needs. The demand for bandwidth-intensive data transmission services, including Internet-based demand, has increased rapidly and is expected to continue to increase in the future.

     DEVELOPMENT OF U.S. AND FOREIGN TELECOMMUNICATIONS MARKETS

     The 1984 court-ordered dissolution of AT&T's monopoly over local and long distance telecommunications fostered the emergence of new U.S. long distance companies. Today there are over 500 U.S. long distance companies, most of which are small- or medium-sized companies, serving residential and business customers and other carriers. In order to be successful, these small- and medium-sized companies must offer customers a full range of services, including international long distance. However, management believes most of these carriers do not have the critical mass of traffic to receive volume discounts on international transmission from the larger facilities-based carriers such as AT&T, MCI and Sprint, or the financial ability to invest in international facilities. Alternative international carriers, such as the Company, have capitalized on the demand created by these small- and medium-sized companies for less expensive international transmission facilities. These carriers are able to take advantage of larger traffic volumes to obtain discounts on international routes (through resale) and/or invest in facilities when volume on particular routes justifies such investments. As these emerging international carriers have become established, they have also begun to carry overflow traffic from larger long distance providers which own international transmission facilities.

     Liberalization and privatization have also allowed new long distance providers to emerge in foreign markets. Liberalization began in the U.K. in 1981 when Mercury, a subsidiary of Cable & Wireless plc, was granted a license to operate a facilities-based network and compete with British Telecom. The 1990 adoption of the "Directive on Competition in the Market for Telecommunications Services" marked the beginning of deregulation in Europe, and a series of subsequent EU directives, reports and actions are expected to result in substantial deregulation of the telecommunications industries in most EU member states by 1998. Liberalization is also occurring on a global basis as many governments in Eastern Europe, Asia and Latin America privatize government-owned monopolies and open their markets to competition. Also, signatories to the WTO Agreement have committed, to varying degrees, to allow access to their domestic and international markets to competing telecommunications providers, allow foreign ownership interests in existing telecommunications providers and establish regulatory schemes to develop and implement policies to accommodate telecommunications competition.

     As liberalization erodes the traditional monopolies held by single national providers, many of which are wholly or partially government-owned PTT's, U.S. long distance providers have the opportunity to negotiate more favorable agreements with both the traditional and newly-emerging foreign providers. Further, deregulation in certain countries is enabling U.S.-based providers to establish local switching and transmission facilities in those countries, allowing them to terminate their own traffic and begin to carry international long distance traffic originating in those countries.

     INTERNATIONAL SWITCHED LONG DISTANCE SERVICES

     International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. In the U.S., an international long distance call typically originates on a LEC's network and is transported to the caller's domestic long distance carrier. The domestic long distance provider picks up the call and carries the call to its own or another carrier's international gateway switch, where an international long distance provider picks it up and sends it directly or through one or more other long distance providers to a corresponding gateway switch in the destination country. Once the traffic reaches the destination country, it is routed to the party being called through that country's domestic telephone network.

     International long distance carriers are often categorized according to ownership and use of transmission facilities and switches. No carrier utilizes exclusively-owned facilities for transmission of all of its long distance traffic. Carriers vary from being primarily facilities-based, meaning that they own and operate their own land-based and/or undersea cable and switches, to those that are purely resellers of another carrier's transmission network. The largest U.S. carriers, such as AT&T, MCI, Sprint and WorldCom primarily use owned transmission facilities and switches and may transmit some of their overflow traffic through other long distance providers, such as the Company. Only very large carriers have the transmission facilities and operating agreements necessary to cover the over 200 countries to which major long distance providers generally offer service. A significantly larger group of long distance providers own and operate their own switches but use a combination of resale agreements with other long distance providers and leased and owned facilities to transmit and terminate traffic, or rely solely on resale agreements with other long distance providers.

     Operating Agreements. Traditional operating agreements provide for the termination of traffic in, and return traffic to, the international long distance carriers' respective countries for mutual compensation at an "accounting rate" negotiated by each country's dominant carrier. Under such traditional operating agreements, the international long distance provider that originates more traffic compensates the long distance provider in the other country by paying an amount determined by multiplying the net traffic imbalance by half of the accounting rate.

     Under a typical operating agreement, each carrier owns or leases its portion of the transmission facilities between two countries. A carrier gains ownership rights in digital undersea fiber optic cables by: (i) purchasing direct ownership in a particular cable (usually prior to the time the cable is placed into service); (ii) acquiring an IRU in a previously installed cable; or
(iii) by leasing or otherwise obtaining capacity from another long distance provider that has either direct ownership or IRU rights in a cable. In situations in which a long distance provider has sufficiently high traffic volume, routing calls across cable that is directly owned by a carrier or in which a carrier has an IRU is generally more cost-effective than the use of short-term variable capacity arrangements with other long distance providers or leased cable. Direct ownership and IRU rights, however, require a carrier to make an initial capital commitment based on anticipated usage.

     Transit Arrangements. In addition to using traditional operating agreements, an international long distance provider may use transit arrangements, pursuant to which a long distance provider in an intermediate country carries the traffic to the destination country. Transit arrangements require agreement among all of the carriers of the countries involved in the transmission and termination of the traffic, and are generally used for overflow traffic or in cases in which a direct circuit is unavailable or not volume justified.

     Switched Resale Arrangements. Switched resale arrangements typically involve the carrier purchase and sale of termination services between two long distance providers on a variable, per minute basis. The resale of capacity was first permitted as a result of the deregulation of the U.S. telecommunications market, and has fostered the emergence of alternative international long distance providers which rely, at least in part, on transmission services acquired on a carrier basis from other long distance providers. A single international call may pass through the facilities of multiple resellers before it reaches the foreign facilities-based carrier which ultimately terminates the call. Resale arrangements set per minute prices for different routes, which may be guaranteed for a set period of time or may be subject to fluctuation following notice. The resale market for international transmission capacity is continually changing, as new long distance resellers emerge and existing providers respond to changing costs and competitive pressures. In order to be able to effectively manage costs when using resale arrangements, long distance providers must have timely access to changing market prices and be able to react to changes in costs through pricing adjustments and routing decisions.

     Alternative Transit/Termination Arrangements. As the international long distance market began to be more competitive, long distance providers developed alternative transit/termination arrangements in an effort to decrease their costs of terminating international traffic. Some of the more significant of these arrangements include refiling, international simple resale ("ISR"), and ownership of switching facilities in foreign countries. Refiling of traffic, which takes advantage of disparities in settlement rates between different countries, allows traffic to a destination country to be treated as if it originated in another country which enjoys lower settlement rates with the destination country, thereby resulting in a lower overall termination cost. Refiling is similar to transit, except that with respect to transit, the facilities- based long distance provider in the destination country has a direct relationship with the originating long distance provider and is aware of the transit arrangement, while with refiling, it is likely that the long distance provider in the destination country is not aware that the received traffic originated in another country with another carrier. To date, the FCC has made no pronouncement as to whether refiling complies with U.S. or ITU regulations, although it is considering such issues in an existing proceeding.

     With ISR, a long distance provider completely bypasses the accounting rates system by connecting an international leased private line to the public switched telephone network of a foreign country or directly to the premises of a customer or foreign partner. Although ISR is currently sanctioned by applicable regulatory authorities only on a limited number of routes (including U.S.-U.K., U.S.-Canada, U.S.-Sweden, U.S.-New Zealand, U.K.-worldwide and Canada-U.K.), its use is increasing and is expected to expand significantly as deregulation continues in the international telecommunications market. In addition, deregulation has made it possible for U.S.-based long distance providers to establish their own switching facilities in certain foreign countries, allowing them to directly terminate traffic.

COMPANY STRATEGY

     The Company began, and has historically operated, as a Switch-Based Reseller. The Company currently is investing in network infrastructure which will allow it to operate as a single-sided facilities-based carrier. Utilizing a portion of the net proceeds from the Offering, the Company intends to invest in additional network infrastructure with the objective of becoming an international dual-sided facilities-based carrier. In December 1997, the Company used $1.0 million in net proceeds from the Offering to acquire additional international gateway switching equipment.

     The Company intends to implement a network hubbing strategy, linking foreign-based switches and other telecommunications equipment together with the Company's marketing base in the United States. To implement this hubbing strategy, the Company intends to: (i) build transmission capacity, including its ability to originate and transport traffic; (ii) acquire additional termination options to increase routing flexibility; and (iii) expand its customer base through focused marketing efforts.

     A "hub" will consist of an international gateway switch and/or other telecommunications equipment, including cables and compression equipment. Hub locations will be selected based on their similarity to the established Company's U.S. model, in which identifiable international ethnic communities are accessible, and where it is possible to connect with some of the leading international carriers. Once established, these hubs will be connected to the Company's marketing base in the United States. Management believes the hubbing strategy will allow the Company to move from a single-sided facilities-based carrier to a dual-sided facilities-based carrier serving ethnic communities and telecommunication carriers in select markets worldwide.

     The Company's strategy for achieving this objective consists of the following key elements:

     Build Transmission Capacity. The Company originates and transports customer traffic through a network of Company-owned and managed facilities and facilities leased or acquired through resale arrangements from other facilities-based long distance carriers. The additional traffic generated by the Company's expanded customer base and increased usage of its long distance services will necessitate the acquisition of additional switching and transmission capacity. To meet these needs, the Company has begun to implement a strategic build-out of its network, including installation of improved switching facilities, planned acquisition of ownership interests in and/or rights to use digital undersea fiber optic cables, and installation of compression equipment to increase capacity on those cables. The Company has also taken steps to improve its systems supporting the network and further enhance the quality of its services by adding equipment upgrades in its network monitoring and customer service centers, and plans to install enhanced software which will allow it to monitor call traffic routing, capacity, and quality. Building additional switching and transmission capacity will decrease the Company's reliance on leased facilities and exposure to price fluctuations. The Company's goal in taking these actions is to improve its gross margin and provide greater assurance of the quality and reliability of its services.

     Acquire Additional Termination Options. Customer traffic is terminated in the destination country through a variety of arrangements, including international operating agreements. The anticipated expansion of the Company's customer base in existing and new target markets, and the resulting increase in traffic, will require the Company to provide additional methods to terminate that traffic. As part of its hubbing strategy, the Company plans to explore a number of options including additional operating agreements, strategic alliances, transit and refile arrangements, and the acquisition of switching facilities in foreign countries. The increase in termination options is expected to provide greater routing flexibility and reliability, as well as permitting greater management and control over the cost of transmitting customers' calls.

     Expand Customer Base. The Company will continue to target additional ethnic U.S. residential communities with significant international long distance usage. In addition, the Company plans to extend its marketing efforts outside the U.S. into countries which have ethnic communities which the Company believes are potential customers, and to begin marketing its long distance services to U.S.-based small businesses which have an international focus. The Company will also consider opportunities to increase its residential customer base through strategic alliances and acquisitions. By increasing its residential customer base, the Company's goal is to capture operating efficiencies associated with high traffic volumes and to increase its margins.

     The Company's marketing strategy, which targets select ethnic communities is attractive to foreign carriers who enter into agreements with the Company in order to capture outgoing international U.S. traffic from customers located in their corresponding U.S. ethnic communities. As a result of the relationships established by these agreements, the Company expects that its global telecommunications network will become more cost effective and will make the Company an attractive supplier to the world's leading carriers. The Company also anticipates that its hubbing strategy will allow it to serve carrier customers over a wider geographical area.

CUSTOMERS

     The number of the Company's residential customers has grown significantly over the past three years, from approximately 6,300 as of January 1, 1995 to more than 71,500 as of December 31, 1997 (as measured over a 30 day period). These customers generally are members of ethnic groups that tend to be concentrated in major U.S. metropolitan areas, including Asian, Middle Eastern, Sub-Saharan African, and European communities. Net revenues from residential customers accounted for approximately 51%, 37% and 33% of the Company's net revenues in the years ended December 31, 1995, 1996, and 1997, respectively. No single residential customer accounted for more than one percent of the Company's revenues during those periods.

     The number of the Company's carrier customers also has grown significantly since the Company first began marketing its services to this segment in late 1995. As of December 31, 1997, the Company had 39 active carrier customers, with revenues from carrier customers accounting for 49%, 63% and 67% of the Company's net revenues in the years ended December 31, 1995, 1996, and 1997, respectively. One of these carrier customers, WorldCom, accounted for approximately 23% of total net revenues in the years ended December 31, 1996 and 1997. In addition, certain carrier customers also accounted for more than 10% of the Company's net revenues during the fiscal years ended December 31, 1995, 1996 and 1997. In 1995, VSNL accounted for approximately 19% of net revenues. In 1997, Frontier accounted for 14% of net revenues. No other customer accounted for 10% or more of the Company's net revenues during 1995, 1996 or 1997. In a number of cases, the Company provides services to carriers that are also suppliers to the Company.

     Substantially all of the Company's revenues for the past three fiscal years have been derived from calls terminated outside the United States. The percentages of net revenues attributable on a region-by-region basis are set forth in the table below.
                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                   1995     1996     1997
                                                   ----     ----     ----
  Asia/Pacific Rim...............................   66.4 %  43.0 %   49.0 %
  Middle East/North Africa.......................    6.6    25.7     24.7
  Sub-Saharan Africa.............................    0.3     3.5      7.4
  Eastern Europe.................................    3.0     8.2      9.3
  Western Europe.................................   15.7     5.5      2.2
  North America..................................    4.7    11.5      4.0
  Other..........................................    3.3     2.6      3.4
                                                   -----    -----    -----
                                                     100.0 %  100.0% 100.0%
                                                   ======   =====    =====

     The Company has entered into operating agreements with telecommunication carriers in foreign countries under which international long-distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, which requires that traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy at agreed upon rates per minute. The Company records the amount due to the foreign partner as an expense in the period the traffic is terminated. When the return traffic is received in the future period, the Company generally realizes a higher gross margin on the return traffic compared to the lower margin (or sometimes negative margin) on the outbound traffic. Revenue recognized from return traffic was approximately $2.0 million $1.1 million , and $1.4 million, or 19%, 3%, and 2% of net revenues in 1995, 1996, and 1997, respectively. There can be no assurance that traffic will be delivered back to the United States or what impact changes in future settlement rates, allocations among carriers or levels of traffic will have on net payments made and revenues received.

SERVICES AND MARKETING

     The Company focuses primarily on the provision of international long distance services to targeted residential customers in major U.S. metropolitan areas. The Company also offers international long distance services to other telecommunications carriers and interstate long distance services in the U.S.

     Using part of the proceeds obtained under the Credit Agreement (or "Loan") in July 1997 and a portion of the proceeds of the Offering, the Company recently expanded its residential marketing program, targeting additional ethnic communities with significant international long distance usage and increasing its efforts within its current target markets. The Company intends to continue to use a portion of the remaining proceeds of the Offering to expand significantly its residential marketing programs in the U.S., and to implement its marketing strategy abroad.

     Residential Customers

     The Company generally provides international and interstate residential long distance customers with dial-around long distance service. Residential customers access STARTEC GLOBAL'S network by dialing its CIC code before dialing the number they are calling. Using a CIC Code to access the Company allows customers to use the Company's services at any time without changing their existing long distance carrier. It is also possible for a customer to select STARTEC GLOBAL as its default long distance carrier. In this instance, the LEC would automatically route all of that customer's long distance calls through STARTEC GLOBAL'S network. As part of its marketing strategy, the Company maintains a comprehensive database of customer information which is used for the development of marketing programs, strategic planning, and other purposes.

     The Company invests substantial resources in identifying and evaluating potential markets for its services. In particular, the Company looks for ethnic groups having qualities and characteristics which indicate a large potential for high-volume international telecommunications usage. Once a market has been identified, the Company evaluates the opportunity presented by that market based upon factors that include the credit characteristics of the target group, switching requirements, network access and vendor diversity. Assuming that the target market meets the Company's criteria, the Company implements marketing programs targeted specifically at that ethnic group, with the goal of generating region-specific international long distance traffic. The Company markets its residential services under the "STARTEC" name through a variety of media, including low-cost print advertising, radio and television advertising on ethnic programs and direct mail, all in the customers' native language.The Company also sponsors and attends community events and trade shows

     Potential customers call a toll free number and are connected to a multilingual customer service representative. The Company uses this opportunity to obtain detailed information regarding, among other things, customers' anticipated calling patterns. The customer service representative then sends out a welcome pack explaining how to use the services. Once the customer begins to use the services, the Company monitors usage and periodically communicates with the customer to gauge service satisfaction. STARTEC GLOBAL also uses proprietary software to assist it in tracking customer satisfaction and a variety of customer behaviors, including turnover ("churn"), retention and frequency of usage.

     The Company currently markets its services to the Asian, Middle Eastern, Sub-Saharan African, and European communities in the U.S. In addition, the Company is considering marketing its services internationally in geographic areas that have ethnic communities that may meet the Company's criteria for potential target markets.

     In addition to its current long distance services, the Company continually evaluates potential new service offerings in order to increase traffic and customer retention and loyalty. New services the Company expects to introduce include Home Country Direct Services which provides customers with access to STARTEC GLOBAL'S network from any country and allows them to place either collect or credit/debit card calls, and Prepaid Domestic and International Calling Cards which can be used from any touch tone telephone in the United States, Canada or the United Kingdom.

     Carrier Customers

     To maximize the efficiency of its network capacity, the Company sells its international long distance services to other telecommunication carriers. STARTEC GLOBAL has been actively marketing its services to carrier customers since late 1995 and believes that it has established a high degree of credibility and valuable relationships with the leading carriers. The Company participates in international carrier membership organizations, trade shows, seminars and other events that provide its marketing staff with opportunities to establish and maintain relationships with other carriers that are potential customers. The Company generally avoids providing services to lower-tiered carriers because of potential difficulties in collecting accounts receivable.

THE STARTEC GLOBAL NETWORK

     The Company provides its services through a flexible network of owned and leased transmission facilities, resale arrangements, and a variety of operating agreements and termination arrangements, all of which allow the Company to terminate traffic in every county which has telecommunication capabilities. The Company has been expanding its network to match increases in its long distance traffic volume, and has recently begun to implement plans for a significant strategic build-out of the STARTEC GLOBAL network. The purpose of the build-out is to increase profitability by controlling costs, while maintaining a high degree of network quality and reliability. The network employs advanced switching technologies and is supported by monitoring facilities and the Company's technical support personnel.

     Switching and Transmission Facilities

     The Company currently has installed an international gateway switching facility in New York City and owns and operates and international gateway in Washington, D.C. The Company began migrating traffic from its Washington D.C. switch to the New York switch in the first quarter of 1998. When all traffic has been migrated to the New York switch, the Washington, D.C. location will become a point-of-presence and the switch transferred to Chicago in the third quarter of 1998. This installation of a switch in New York City is expected to reduce leased line charges and increase the Company's ability to originate traffic on its own network. In addition, the New York City facility is larger than the Company's Washington, D.C. facility, which enabled the Company to install a larger and more cost effective switch. The Company has also purchased a switch for an additional international gateway facility in Los Angeles, California.

     International long distance traffic is transmitted through an international gateway switch, across undersea digital fiber optic cable lines or via satellite, to the destination country. STARTEC GLOBAL has recently purchased Indefeasible Rights of Usage (IRUs) on the Cantat-3, Canus-1, Columbus II, and Columbus III cables. It accesses additional cables and satellite facilities through arrangements with other carriers. The Company is currently negotiating for the acquisition of IRUs on cables throughout the world. The Company believes that it may achieve substantial savings by acquiring additional IRUs, which would reduce its dependence on leased cable access. Having an ownership interest rather than a lease interest in undersea cable enables the Company to increase its capacity without a significant increase in cost, by utilizing digital compression equipment, which it cannot do under leasing or similar access arrangements. Digital compression equipment enhances the traffic capacity of the undersea cable, which permits the Company to maximize cable utilization while reducing the Company's need to acquire additional capacity. The Company is currently in negotiations to acquire digital compression equipment.

     The Company enters into lease arrangements and resale agreements with other telecommunications carriers when cost effective. The Company purchases switched minute capacity from various carriers and depends on such agreements for termination of its traffic. The Company currently purchases capacity from approximately 37 carriers. Purchases from the five largest suppliers of capacity represented 67% and 47% of the Company's total cost of services for the fiscal years ended December 31, 1996 and 1997, respectively. During the fiscal year ended December 31, 1996, VSNL, Cherry Communications, Inc., and WorldCom accounted for 25%, 13% and 13% of total cost of services, respectively. During the fiscal year ended December 31, 1997, WorldCom and Pacific Gateway Exchange accounted for and 13% and 12% of total costs of services, respectively. No other supplier accounted for 10% or more of the Company's cost of sales during 1996 or 1997

     Further, the Company utilizes the services of several alternate, cost effective carriers in order to transport and terminate its traffic. These alternative carriers provide the Company with substantial flexibility and cost efficiency, as well as diversity, in the event one carrier's charges increase or such carrier is not capable of providing the services STARTEC GLOBAL needs in order to transport and terminate its traffic.

     The Company's efforts to build additional switching and transmission capacity are intended to decrease the Company's reliance on leased facilities and resale agreements. The strength of the Company's international operations is based upon the diversity of its cost effective routes to terminal points. The primary benefits of owning and operating additional network facilities instead of leasing or reselling another carrier's capacity arise from reduced transmission costs and greater control over service quality and reliability. The transmission cost for a call that is not routed through the Company's owned facilities is dependent upon the cost per minute paid to the underlying carrier. In contrast, the cost of a call routed through the Company's owned facilities is dependent upon the total fixed costs associated with owning and operating those facilities. As traffic across the owned facilities increases, management believes the Company can capture operating efficiencies and improve its margins.

     Termination Arrangements

     STARTEC GLOBAL attempts to retain flexibility and maximize its termination options by using a mix of operating agreements, transit and refile arrangements, resale agreements and other arrangements to terminate its traffic in the destination country. The Company's approach is designed to enable it to take advantage of the rapidly evolving international telecommunications market in order to provide low cost international long distance services to its customers.

     The Company currently has effective operating agreements with the national telecommunications administrations of India, Uganda, Syria, Monaco, Malaysia, and the Dominican Republic under which it exchanges traffic. The Company pursues additional operating agreements with other foreign governments and administrations on an ongoing basis. In addition, the Company uses resale agreements and transit and refile arrangements to terminate its traffic in countries with which it does not have operating agreements. These agreements and arrangements provide the Company with multiple options for routing traffic to each destination country.

     The Company is also exploring the possibility of acquiring facilities in certain foreign countries, including the United Kingdom. This option is becoming increasingly available as deregulation continues in the international telecommunications market, and would provide the Company with opportunities to terminate its own traffic and better control customer calls.

     Network Operations, Technical Support and Customer Service

     The Company uses proprietary routing software to maximize routing efficiency. Network operations personnel continually monitor pricing changes by the Company's carrier-suppliers and adjust call routing to make cost efficient use of available capacity. In addition, the Company provides 24-hour network monitoring, trouble reporting and response procedures, service implementation coordination and problem resolution. The Company has developed and used proprietary software which allows it to monitor, on a minute by minute basis, all key aspects of its services. Recent software upgrades and additional network monitoring equipment have been installed to enhance the Company's ability to handle increased traffic and monitor network operations. The Company's customer service center, which services the residential customer base, is staffed by trained, multilingual customer service representatives, and operates 24 hours a day seven days a week. The customer service center uses advanced ACD software to distribute incoming calls to its customer service representatives.

     The Company generally utilizes redundant, highly automated state-of-the-art telecommunications equipment in its network and has diverse alternate routes available in cases of component or facility failure, or in the event that cable transmission wires are inadvertently cut. Back-up power systems and automatic traffic re-routing enable the Company to provide a high level of reliability for its customers. Computerized automatic network monitoring equipment allows fast and accurate analysis and resolution of network problems. In general, the Company relies upon other carriers' networks to provide redundancy in the event of technical difficulties in the network. The Company believes that this is a more cost effective strategy than purchasing or leasing its own redundant capacity.

MANAGEMENT INFORMATION AND BILLING SYSTEMS

     The Company's operations use advanced information systems including call data collection and call data storage linked to a proprietary reporting system. The Company also maintains redundant billing systems for rapid and accurate customer billing. The Company's systems enable it, on a real time basis, to determine cost effective termination alternatives, monitor customer usage and manage profit margins. The Company's systems also enable it to ensure accurate and timely billing and reduce routing errors.

     The Company's proprietary reporting software compiles call, price and cost data into a variety of reports which the Company can use to re-program its routes on a real time basis. The Company's reporting software can generate additional reports, as needed, including customer usage, country usage, vendor rates, vendor usage by minute, dollarized vendor usage, and loss reports.

     The Company has built multiple redundancies into its billing and call data collection systems. Two call collector computers receive redundant call information simultaneously, one of which produces a file every 24 hours for filing purposes while the other immediately forwards the called data to corporate headquarters for use in customer service and traffic analysis. The Company maintains two independent and redundant billing systems in order to both verify billing internally and to ensure that bills are sent out on a timely basis. All of the call data, and resulting billing data, are continuously backed up on tape drive and redundant storage devices.

     Residential customers are billed for the Company's services through the LEC, with the Company's charges appearing directly on the bill each residential customer receives from its LEC. The Company utilizes a third party billing company to facilitate collections of amounts due to the Company from the LECs. The third party billing company receives collections from the LEC and transfers the sums to the Company, after withholding processing fees, applicable taxes, and provisions for credits and uncollectible accounts. As part of its strategy, the Company also plans to enter into billing and collection agreements directly with certain LECs, which will provide the Company with opportunities to reduce some of the costs currently associated with billing and collection.

COMPETITION

     The long distance telecommunications industry is intensely competitive. In many of the markets targeted by the Company there are numerous entities which are currently competing for the same residential and carrier customers and others which have announced their intention to enter those markets. International and interstate telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Residential customers frequently change long distance providers in response to competitors' offerings of lower rates or promotional incentives, and, in general, the Company's customers can switch carriers at any time. In addition, the availability of dial-around long distance services has made it possible for residential customers to use the services of a variety of competing long distance providers without the necessity of switching carriers. The Company's carrier customers generally also use the services of a number of other international long distance telecommunications providers. The Company believes that competition in its international and interstate long distance markets is likely to increase as these markets continue to experience decreased regulation and as new technologies are applied to telecommunications. Prices for long distance calls in several of the markets in which the Company competes have declined in recent years and are likely to continue to decrease. While the Company competes generally with the domestic and international carriers discussed herein, it believes that STARTEC GLOBAL is a leader in its chosen business niche - the provision of international long distance services to residential customers in targeted ethnic markets.

     The U.S.-based international telecommunication services market is dominated by AT&T, MCI and Sprint. The Company also competes with numerous other carriers in certain markets, including WorldCom, Frontier, and Pacific Gateway Exchange. Some of these competitors focus their efforts on the same customers targeted by the Company. In addition, many of the Company's current competitors are also Company customers. The Company's business could be materially adversely affected if a significant number of those customers reduce or cease doing business with the Company for competitive reasons.

     Recent and pending deregulation initiatives in the U.S. and other countries may encourage additional new industry entrants. The Telecommunications Act permits and is designed to promote additional competition in the intrastate, interstate and international telecommunications markets by both U.S.-based and foreign companies, including the RBOCs. In addition, pursuant to the terms of the WTO Agreement, countries who are signatories to the agreement are expected to allow access to their domestic and international markets to competing telecommunications providers, allow foreign ownership interests in existing telecommunications providers and establish regulatory schemes and policies designed to accommodate telecommunications competition. The Company also is likely to be subject to additional competition as a result of mergers or the formation of alliances among some of the largest telecommunications carriers. Recent examples of mergers and alliances include the planned merger of WorldCom and MCI and the "Global One" alliance among Sprint, Deutsche Telekom and France Telecom.

     Many of the Company's competitors are significantly larger, have substantially greater financial, technical and marketing resources than the Company, own or control larger networks, transmission and termination facilities, and offer a broader variety of services than the Company, and have strong name recognition, brand loyalty, and long-standing relationships with the many of the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that can result in a lower cost structure for transmission and other costs of providing services, which could cause significant pricing pressures within the long distance telecommunications industry. If the Company's competitors were to devote significant additional resources to the provision of international long distance services to the Company's target customer base, the Company's business, results of operations and financial condition could be materially adversely affected.

     The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and undersea cable transmission capacity for services similar to those provided by the Company. Such technologies include satellite and ground based systems, utilization of the Internet for voice, data and video communications, and digital wireless communication systems such as personal communications services ("PCS"). The Company is unable to predict which of many future product and service offerings will be important to maintain its competitive position or the expenditures that may be required to acquire, develop or otherwise provide such products and services.

GOVERNMENT REGULATION

     Overview

     The Company's business is subject to varying degrees of federal and state regulation. Federal laws and the regulations of the FCC apply to the Company's international and interstate facilities-based and resale telecommunications services, while applicable PSCs have jurisdiction over telecommunications services originating and terminating within the same state. At the federal level the Company is subject to common carriage requirements under the Communications Act. Comprehensive amendments to the Communications Act were made by the Telecommunications Act. The purpose of the 1996 Act is to promote competition in all areas of telecommunications by reducing unnecessary regulation at both the federal and state levels to the greatest extent possible. The FCC and PSCs are in the process of implementing the 1996 Act's regulatory reforms.

     In addition, although the laws of other countries only directly apply to carriers doing business in those countries, the Company may be affected indirectly by such laws insofar as they affect foreign carriers with which the Company does business. There can be no assurance that future regulatory judicial and legislative changes will not have a material adverse effect on the Company, that U.S. or foreign regulators or third parties will not raise material issues with regard to the Company's compliance or noncompliance with applicable laws and regulations, or that regulatory activities will not have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the FCC and the PSCs generally have the authority to condition, modify, cancel, terminate or revoke the Company's operating authority for failure to comply with federal and state laws and applicable rules, regulations and policies. Fines or other penalties also may be imposed for such violations. Any such action by the FCC and/or the PSCs could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors Government Regulation."

     Federal and State Transactional Approvals

The FCC and certain PSCs also impose prior approval requirements on transfers or changes of control, including pro forma transfers of control and corporate reorganizations, and assignments of regulatory authorizations. Such requirements may have the effect of delaying, deterring or preventing a change in control of the Company. The Company also is required to obtain state approval for the issuance of securities. Seven of the states in which the Company is certificated provide for prior approval or notification of the issuance of securities by the Company. Although the necessary approvals will be sought and notifications made prior to the offering, because of time constraints, the Company may not have obtained such approval from two of the states prior to consummation of the Offering. The Company's intrastate revenues for the first half of 1997 for each of the two states was less than $100 for each such state. Although these state filing requirements may have been preempted by the National Securities Market Improvement Act of 1996, there is no case law on this point. After consultation with counsel, the Company believes the approvals will be granted and that obtaining such approvals subsequent to the Offering should not result in any material adverse consequences to the Company, although there can be no assurance that such consequences will not result.

   International Services

     International telecommunications carriers are required to obtain authority from the FCC under Section 214 of the Communications Act in order to provide international service that originates or terminates in the United States. U.S. international common carriers also are required to file and maintain tariffs with the FCC specifying the rates, terms, and conditions of their services. In 1989, the Company received Section 214 authority from the FCC to acquire and operate satellite facilities for the provision of direct international service to Italy, Israel, Kenya, India, Iran, Saudi Arabia, Pakistan, Sri Lanka, South Korea and the United Arab Emirates ("UAE"). The Company also is authorized to resell services of other common carriers for the provision of switched voice, telex, facsimile and other data services, and for the provision of INTELSAT Business Services ("IBS") and international television services to various overseas points.

     In 1996, the FCC established new rules that streamlined its Section 214 authorization and tariff regulation processes to provide for shorter notice and review periods for certain U.S. international carriers including the Company. The FCC established streamlined regulation for "non-dominant" carriers service providers found to lack market power on the routes served. The Company is classified by the FCC as a non-dominant carrier on its international and domestic routes. On August 27, 1997, the Company was granted global facilities-based Section 214 authority under the FCC's new streamlined processing rules. A facilities-based global Section 214 authorization enables the Company to provide international basic switched, private line, data, television and business services using authorized facilities to virtually all countries in the world.

    Additionally, the U.K. Department of Trade and Industry issued to the Company an International Simple Resale ("ISR") License for the United Kingdom in October, 1997. The ISR License allows the Company to resell traffic originating in the U.K. Pursuant to regulatory restructure in the U.K. introduced in December, 1997, the ISR License will be replaced by the International Simple Voice Resale ("ISVR") License. Application for the ISVR license is pending approval.

     The FCC's streamlined rules also provide for global Section 214 authority to resell switched and private line services of other carriers by non-dominant international carriers. The FCC decides on a case-by-case basis, however, whether to grant Section 214 authority to U.S. carriers affiliated with foreign carriers. The FCC will grant authority to provide switched services by reselling private lines of foreign carriers based on a showing that there are equivalent resale opportunities for U.S. carriers in the foreign carrier's market or the FCC's benchmark for settlement rates are met in the destination country. To date, the FCC has found that Austria, Canada, the U.K., Sweden and New Zealand do provide equivalent resale opportunities. The FCC has found that equivalent resale opportunities do not exist in The Netherlands, Germany, Hong Kong and France. It is possible that interconnected private line resale to additional countries may be allowed in the future. Pursuant to FCC rules and policies, the Company's authorization to provide service via the resale of interconnected international private lines will be expanded to include countries subsequently determined by the FCC to afford equivalent resale opportunities to those available under United States law, if any. On October 30, 1997, the FCC authorized Telmex and Sprint to resell switched services between the U.S. and Mexico but conditioned that authorization on a commitment from Telmex that it reduce the rate at which it settles international traffic within the next two years. U.S. international carriers have sought review of the FCC's decision. As a result of the recent signing of the WTO Agreement, the FCC has replaced the "equivalency" test with a rebuttable presumption in favor of resale of interconnected private lines to WTO member countries. Under new FCC rules which took effect on February 9, 1998, upon entry into force of the WTO Agreement of February 5, 1998, the FCC will authorize the provision of switched service over private lines between the U.S. and a WTO member country if either the settlement rates for at least 50 percent of the settled U.S.-billed traffic between the U.S. and that country are at or below the FCC's benchmark settlement rate for that country or the country satisfies he FCC's equivalency test. The FCC will authorize the provision of switched service over private lines between the U.S. and a non-WTO member country only if both the settlement rates for at least 50 percent of the settled U.S.-billed traffic between the U.S. and that country are at or below the FCC's benchmark settlement rate for that country or the country satisfies the FCC's equivalency test. Since the new rules took effect, applications have been filed with the FCC for authorization to provide switched service by resale of private lenes between the U.S. and such countries as Luxembourg, Denmark, Norway, France, Germany, and Belgium, based on showings that at least 50 percent of U.S.-billed traffic is settled at or below the FCC's benchmark settlement rate for those countries.

     The Company must also conduct its international business in compliance with the ISP. The ISP establishes the parameters by which U.S.-based carriers and their foreign correspondents settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement (also referred to as an "operating agreement"), which also sets forth the term of the agreement, the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements, the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, and procedures for the settlement of disputes. The amount of payments (the "settlement rate") is determined by the negotiated accounting rate specified in the operating agreement. Under the ISP, the settlement rate generally must be one-half of the accounting rate. Carriers must obtain waivers of the FCC's rules if they wish to use an accounting rate that differs from the prevailing rate or vary the settlement rate from one-half of the accounting rate.

     The  ISP  is  designed  to  eliminate  foreign  carriers'   incentives  and
opportunities to discriminate in their operating agreements among different U.S.-based carriers through a practice referred to as "whipsawing." Whipsawing involves a foreign carrier varying the accounting and/or settlement rate offered to different U.S.-based carriers for the benefit of the foreign carrier, which could secure various incentives by favoring one U.S.-based carrier over another. Under the uniform settlements policy, U.S.-based carriers can only enter into operating agreements that contain the same accounting rate and settlement terms offered to all U.S.-based carriers in that country and provide for proportionate return traffic. When a U.S.-based carrier negotiates an accounting rate with a foreign carrier that is lower than the accounting rate offered to another U.S.-based carrier for the same service, the U.S.-based carrier with the lower rate must file a notification letter with the FCC. If a U.S.-based carrier does not already have an operating agreement in effect, it must file a request with the FCC to modify the accounting rate for that country to introduce service with the foreign correspondent in that country. A U.S.-based carrier also must request modification authority from the FCC for any proposal that is not prospective, that is not a simple reduction in the accounting rate, or that changes the terms and conditions of an existing operating agreement. The notification and modification procedures are intended to provide all U.S.-based carriers with an opportunity to compete in foreign markets on a nondiscriminatory basis. Among other efforts to counter the practice of whipsawing and inequitable treatment of similarly situated U.S.-based carriers, the FCC adopted the principle of proportionate return - which requires that the U.S. carrier terminate U.S.-inbound traffic in the same proportion as the U.S-outbound traffic that it sends to the foreign correspondent - to assure that competing U.S.-based carriers have roughly equitable opportunities to receive the return traffic that reduces the marginal cost of providing international service.

     Consistent with its pro-competition policies, the FCC has prohibited U.S.-based carriers from agreeing to accept special concessions from any foreign carrier or administration. A special concession is any arrangement that affects traffic flow to or from the U.S. that is offered exclusively by a foreign carrier or administration to a particular U.S. carrier that is not offered to similarly situated U.S. carriers authorized to serve a particular route. With the adoption of the WTO Agreement this year, the FCC modified its no-special concessions rule to prohibit only those exclusive arrangements granted by a foreign correspondent with market power.

     In 1996, the FCC amended the ISP to provide carriers with flexibility to introduce alternative payment arrangements that deviate from the ISP with foreign correspondents in any foreign country where the FCC has previously determined that effective competitive opportunities ("ECO") exist. Alternative arrangements that deviate from the ISP also may be established for international switched traffic between the U.S. and countries that have not previously been found to satisfy the ECO test where the U.S. carrier can demonstrate that deviation from the ISP will promote market-oriented pricing and competition, while precluding abuse of market power by the foreign correspondent. As a result of the WTO Agreement, the FCC has replaced the ECO test with a rebuttable presumption in favor of alternative payment arrangements with WTO member countries. While these rule changes may provide more flexibility to the Company to respond more rapidly to changes in the global telecommunications market, it will also provide similar flexibility to the Company's competitors. The Company intends, where possible, to take advantage of lowered accounting rates and more flexible settlement arrangements. On August 7, 1997, the FCC adopted revisions to reduce the level and increase enforcement of its international accounting "benchmark" rates, which are the FCC's target ceilings for prices that U.S. carriers should pay to foreign carriers for terminating U.S. calls overseas. Certain foreign carriers have challenged the FCC decision in court appeals as well as petitions for reconsideration filed with the FCC. If the FCC mandate of benchmark reductions achieves its stated goal of establishing competitive international settlement rates, the Company may benefit from such rate reductions.

     Pursuant to FCC regulations, U.S. international telecommunications carriers are required to file copies of their contracts with foreign correspondents, including operating agreements, with the FCC within 30 days of execution. The Company has filed each of its operating agreements with the FCC. The FCC's rules also require the Company to file periodically a variety of reports regarding its international traffic flows and use of international facilities. The FCC is engaged in a rulemaking proceeding in which it has proposed to reduce certain reporting requirements of common carriers. The Company is unable to predict the outcome of this proceeding or its effect on the Company. The Company currently has on file with the FCC operating agreements and accounting rate modifications for India, Syria, Uganda and Monaco. In addition, the Company has on file and maintains with the FCC annual circuit status reports and traffic data reports.

    The FCC is currently considering whether to limit or prohibit the practice whereby a carrier routes, through its facilities in a third country, traffic originating from one country and destined for another country. The FCC has permitted third country calling where all countries involved consent to this type of routing arrangements, referred to as "transiting." Under certain arrangements referred to as "refiling," the carrier in the destination country does not consent to receiving traffic from the originating country and does not realize the traffic it receives from the third country is actually originating from a different country. The FCC to date has made no pronouncement as to whether refile arrangements comport either with U.S. or ITU regulations. It is possible that the FCC may determine that refiling, as defined, violates U.S. and/or international law. To the extent that the Company's traffic is routed through a third country to reach a destination country, such an FCC determination with respect to transiting and refiling could have a material adverse effect on the Company's business, financial condition and results of operations.

     The FCC also regulates the ability of U.S.-based international carriers affiliated with foreign carriers to serve markets where the foreign affiliate is dominant. Previously U.S. carriers were required to report any investment by a foreign carrier of 10% or greater, and the Company has reported the 15% investment in the Company by and affiliate of Portugal Telecom, a foreign carrier from a WTO member country and a signatory to the WTO Agreement. Under the FCC's new rules implementing the WTO Agreement, which took effect on February 9, 1998 the 10% threshold for requiring reporting to the FCC has been eliminated. Now U.S. carriers do not have to notify the FCC of foreign carrier investment unless it exceeds 25%. This notification is subject to a public notice and comment period and FCC review to determine whether the U.S. carrier should be regulated as dominant on routes where the foreign affiliate is dominant. The FCC considers a foreign-affiliated U.S. carrier to be dominant on foreign routes where the foreign affiliate is a monopoly or has more than 50 percent market share in international or local telecommunications. A U.S. carrier affiliated with a dominant foreign carrier may still obtain streamlined entry into the U.S. if it agrees to be regulated as dominant on the routes where the foreign affiliate is from a WTO member country. As a result of the WTO Agreement, the FCC has adopted a rebuttable presumption in favor of entry by foreign carrier affiliates from WTO member countries. The FCC's liberalized foreign market entry policies may have a two-fold effect on the Company: (i) increased opportunities for foreign investment in and by the Company and entry by the Company into WTO member countries; and (ii) increased competition for the Company from other U.S. international carriers serving or seeking to serve WTO member countries.

     The FCC may condition, modify or revoke any of the Section 214 authorizations granted to the Company for violations of the Communications Act, the FCC's rules and policies or the conditions of those authorizations or may impose monetary forfeitures for such violations. Any such action on the part of the FCC may have a material adverse effect on the Company's business, financial condition and results of operations.

     Interstate and Intrastate Services

     The Company's provision of domestic long distance service in the United States is subject to regulation by the FCC and certain state PSCs, who regulate to varying degrees interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's domestic services are provided. In general, neither the FCC nor the PSCs exercise direct oversight over cost justification for domestic carriers' rates, services or profit levels, but either or both may do so in the future. Domestic carriers such as the Company, however, are required by federal law and regulations to file tariffs listing the rates, terms and conditions applicable to their interstate services. The Company has filed domestic long distance tariffs with the FCC. The FCC adopted an order on October 29, 1996 requiring that non-dominant interstate carriers, such as the Company, eliminate FCC tariffs for domestic interstate long distance service. This order was to take effect as of December 1997. On February 13, 1997, however, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the FCC's order be stayed pending judicial review of appeals challenging the order. Should the appeals fail and the FCC's order become effective, the Company may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. The absence of tariffs, however, will also require that the Company secure contractual agreements with its customers regarding many of the terms of its existing tariffs or face possible claims arising because the rights of the parties are no longer clearly defined. To the extent that the Company's customer base involves "casual calling" customers, the potential absence of tariffs would require the Company to establish contractual methods to limit potential liability. On August 20, 1997, the FCC partially reconsidered its order by allowing dial-around carriers such as the Company to maintain tariffs on file with the FCC.

     In addition, the Company generally is also required to obtain certification from the relevant state PSC prior to the initiation of intrastate service and to file tariffs with such states. The Company currently has the certifications required to provide service in 34 states, and has filed or is in the process of filing requests for certification in 6 additional states. Although the Company intends and expects to obtain operating authority in each jurisdiction in which operating authority is required, there can be no assurance that one or more of these jurisdictions will not deny the Company's request for operating authority. Any failure to maintain proper federal and state certification or tariffs, or any difficulties or delays in obtaining required certifications could have a material adverse effect on the Company's business, financial condition and results of operations. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, carrier stock offerings, and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the PSCs. Fines and other penalties also may be imposed for such violations. Any such action by the PSCs could have a material adverse effect on the Company's business, financial condition and results of operations. The Company monitors regulatory developments in all 50 states to ensure regulatory compliance.

     Casual Calling Issues

     The FCC is currently engaged in a rulemaking proceeding to expand the number of codes available for casual calling services. An increase in the number of codes available for casual calling will allow for increased competition in the casual calling industry. In addition, the FCC is considering rules to require dominant local exchange carriers and competitive local exchange carriers to make billing arrangements available on a nondiscriminatory basis to casual calling service providers. The Company already has LEC billing arrangements in place but may wish to take advantage of rules the FCC may adopt to develop new billing arrangements with competing LECs. Competing casual calling providers without billing arrangements also would benefit from such a nondiscriminatory billing obligation.

     Other Legislative and Regulatory Initiatives

     The 1996 Act is designed to promote local competition through state and federal deregulation. As part of its pro-competitive policies, the 1996 Act frees the RBOCs from the judicial orders that prohibited their provision of long distance services outside of their operating territories (LATAs). The 1996 Act provides specific guidelines that allow the RBOCs to provide long distance inter-LATA service to customers inside the RBOC's region but not before the RBOC has demonstrated to the FCC and state regulators that it has opened up its local network to competition and met a "competitive checklist" of requirements designed to provide competing network providers with nondiscriminatory access to the RBOC's local network. To date, the FCC has denied applications for in-region long distance authority filed by Ameritech Corporation in Michigan and SBC in Oklahoma. Bell South recently filed a similar application for Mississippi. The grant of such authority could permit RBOCs to compete with the Company in the provision of domestic and international long distance services. On December 31, 1997, in striking down an FCC order concerning certain RBOC requests to enter the long distance market, a Federal District Court in Texas found unconstitutional certain provisions of the 1996 Act restricting the RBOCs from offering such services in their operating regions until they could demonstrate that their networks have been made available to competitive providers of local exchange service in those regions. The United States and several long distance companies have requested a stay of this decision and it is expected that they, and others, will seek its reversal on appeal. In the mean time, other similar FCC decisions concerning other RBOCs may remain in effect. The scope of the District Court Order, the timing of a ruling on the request for stay and the timing of the ultimate resolution of the case are all uncertain. If the District Court's decision ultimately is permitted to stand, it may result in RBOC's providing interexchange service in their operating regions sooner than previously expected.

     The 1996 Act also contains provisions that will permit the FCC to forbear from any provision of the Communications Act or FCC regulation upon a finding that forbearance will promote competition and that the carrier seeking forbearance does not possess market power. FCC forbearance could reduce some of the Company's regulatory requirements, such as filing specific rates for its domestic interstate interexchange services.

     To originate and terminate calls in connection with providing their services, long distance carriers such as the Company must purchase "access services" from LECs or CLECs. Access charges represent a significant portion of the Company's cost of U.S. domestic long distance services and, generally, such access charges are regulated by the FCC for interstate services and by PSCs for intrastate services. The FCC has undertaken a comprehensive review of its regulation of LEC access charges to better account for increasing levels of local competition. Under alternative access charge rate structures being considered by the FCC, LECs would be permitted to allow volume discounts in the pricing of access charges. While the outcome of these proceedings is uncertain, if these rate structures are adopted, many long distance carriers, including the Company, could be placed at a significant cost disadvantage to larger competitors.

Certain additional provisions of the 1996 Act, and the rules that have been proposed to be adopted pursuant thereto, could materially affect the growth and operation of the telecommunications industry and the services provided by the Company. Further, certain of the 1996 Act's provisions have been, and likely will continue to be, judicially challenged. The Company is unable to predict the outcome of such rulemakings or litigation or the substantive effect of the new legislation and the rulemakings on the Company's business, financial condition and results of operations.

     WTO Agreement on Basic Telecommunications

     In February 1997, the WTO announced that 69 countries, including the United States, Japan, and all of the member states of the EU, agreed on the WTO Agreement to facilitate competition in basic telecommunications services. The WTO Agreement entered into force on February 5, 1998. Pursuant to the terms of the WTO Agreement, signatories to the WTO Agreement have committed to varying degrees to allow access to their domestic and international markets to competing telecommunications providers, allow foreign ownership interests in existing telecommunications providers and establish regulatory schemes to develop and implement policies to accommodate telecommunications competition.

     The FCC's new rules implementing the WTO Agreement, which took effect on February 9, 1998 generally ease restrictions on entry by foreign telecommunications carriers from WTO member countries into the U.S. and streamline FCC regulation of such carriers. Foreign entry restrictions and full FCC regulation remain in effect for foreign telecommunications carriers from non-WTO countries. The FCC's new policies implementing the WTO Agreement also address the viability of equivalency and other reciprocity principles currently applicable to international facilities-based and resale services, foreign ownership limitations, foreign carrier entry into the U.S. market, and accounting rate benchmarks. At the same time, telecommunications markets in many foreign countries are expected to be significantly liberalized, creating additional competitive market opportunities for U.S. telecommunications businesses such as the Company. Although many countries have agreed to make certain changes to increase competition in their respective markets, there can be no assurance that countries will enact or implement the legislation required to effect the changes to which they have committed in a timely manner or at all. Failure by a country to meet commitments made under the WTO Agreement may give rise to a cause of action for the injured foreign countries to lodge a trade dispute with the WTO. At this time, the Company is unable to predict the effect the WTO Agreement and related developments might have on its business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1997, the Company had 70 full-time employees and 58 part-time employees. None of the Company's employees are currently represented by a collective bargaining agreement. The Company believes that its relations with its employees are good.

   ITEM 2.   PROPERTIES

     The Company's headquarters are located in approximately 27,700 square feet of space in Bethesda, Maryland. The Company leases this space under an agreement (which was renegotiated on October 27, 1997 and which expires on October 31, 2002. The Company also is a party to a co-location agreement pursuant to which it has the right to occupy certain space in Washington, D.C. as a site for its switching facilities. The Company recently entered into a co-location agreement with another party pursuant to which it has the right to occupy approximately 2,000 square feet in New York, New York as a site for its switching facilities. The Washington, D.C. co-location agreement is currently renewable on a month-to-month basis, and the New York City co-location agreement has a term of five years, with a five-year renewal option. The Company anticipates that it will incur additional lease and co-location expenses as it adds additional switching capacity

   ITEM 3.   LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or result of operations.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth fiscal quarter of the fiscal year ended December 31, 1997.

                                     PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Shares of the Company's Common Stock, par value $0.01 per share, were initially offered to the public on October 9, 1997 at a price of $12.00 per share. The common stock is quoted on the NASDAQ National Market under the ticker symbol "STGC". The following table sets forth, on a per share basis, the range of the high and low sale prices for the common stock as reported by the NASDAQ National Market, for the periods indicated during the fiscal year ended December 31, 1997. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                      HIGH            LOW
                                                                  -------------  --------------
 Quarter Ended December 31, 1997 (from October 8, 1997)           $   22.375       $  14.500


As of March 20, 1998, there were approximately 43 stockholders of record of the Company's common stock.

   ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected financial data for the Company for the years ended December 31, 1993, 1994, 1995, 1996, and 1997. The historical financial data as of December 31, 1994, 1995, 1996, and 1997 have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The financial data as of December 31, 1993 has been derived from the Company's unaudited financial statements in a manner consistent with the audited financial statements. In the opinion of the Company's management, these unaudited financial statements include all adjustments necessary for a fair presentation of such information. The following information should be read in conjunction with the Company's selected financial statements and notes thereto presented elsewhere herein. See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." included herein.

                                                               YEARS ENDED DECEMBER 31,
                                                                   (IN THOUSANDS)
                                                ------------------------------------------------------
                                                    1993       1994       1995       1996       1997
                                                ----------- ---------- ---------- ---------- ---------
               STATEMENT OF OPERATIONS DATA:        (unaudited)

  Net revenues................................    $  3,288   $  5,108  $  10,508  $  32,215   $ 85,857
  Cost of services............................       3,090      4,701      9,129     29,881     75,783
                                                ----------- ---------- ---------- ---------- ----------
     Gross margin.............................         198        407      1,379      2,334     10,074
  General and administrative expenses.........       1,491      1,159      2,170      3,996      6,288
  Selling and marketing expenses..............         232         91        184        514      1,238
  Depreciation and amortization...............          85         90        137        333        451
                                                ----------- ---------- ---------- ---------- ----------
     Income  (loss) from operations...........      (1,610)      (933)    (1,112)    (2,509)     2,097
  Interest expense............................          71         70        116        337        762
  Interest income.............................          13         24         22         16        313
                                                ----------- ---------- ---------- ---------- ---------
     Income (loss) before income tax                (1,668)      (979)    (1,206)    (2,830)     1,648
        Provision.............................
  Income tax provision                                  --         --         --         --         29
                                                ----------- ---------- ---------- ---------- ---------
  Net income (loss)                              $  (1,668)  $   (979) $  (1,206) $  (2,830)   $ 1,619
                                                =========== ========== ========== ========== =========
  PER SHARE DATA:
  Basic earnings (loss) per share.............   $   (0.36)  $  (0.21) $   (0.23)  $  (0.52)  $    0.26
                                                =========== ========== ========== ========== =========
  Weighted average common shares outstanding
            basic..........................           4,596     4,596      5,317      5,403      6,136
                                                =========== ========== ========== ========== ==========
  Diluted  earnings (loss) per share..........   $   (0.36)  $  (0.21)  $  (0.23) $   (0.52)  $    0.25
                                                =========== ========== ========== ========== =========
  Weighted average common and equivalent
      shares outstanding - diluted............       4,596      4,596      5,317      5,403      6,423
                                                =========== ========== ========== ========== =========


                                                                  AS OF DECEMBER 31,

                                                -------------------------------------------------------
                                                   1993       1994       1995       1996       1997
                                                   ----       ----       ----       ----       ----
                                               (unaudited)
 BALANCE SHEET DATA:
  Cash and cash equivalents...................         194        257        528        148     $  26,114
  Working capital (deficit)...................      (2,097)    (3,295)    (3,744)    (6,999)     25,735
  Total assets................................       1,176      1,954      4,044      7,327     51,530
  Long-term obligations.......................         248          6        361        646        461
  Stockholders' equity (deficit)..............  $   (1,824)  $ (2,803)$   (3,259) $  (6,089) $  31,590


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Form 10-K. This discussion, including the Company's plans and strategy for its business, contains forward-looking statements that involve certain risks and uncertainties. The Company's actual results could differ materially from those anticipated by the forward-looking statements as a result of certain factors, including, but not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

   The Company is a rapidly growing, facilities-based international long distance carrier that has implemented a marketing strategy to serve ethnic residential markets in the U.S. and some of the leading international long distance carriers. The Company's annual revenues have increased over sixteen fold over the last three years from approximately $5.1 million for the year ended December 31, 1994 to approximately $85.9 million for the year ended December 31, 1997. The Company's residential billing customers increased to over 71,500 for December 1997 compared to approximately 6,300 for December 1994, as measured over a 30 day period. Since its inception in 1989, the Company has focused its marketing efforts on the residential consumer marketplace in ethnic communities in which management believes there is a high demand for international long distance services. To achieve the economies of scale necessary to maintain cost effective operations, the Company began reselling its capacity to other carriers in late 1995. The Company currently offers U.S.-originated long distance service worldwide through a flexible network of owned and leased transmission facilities and resale arrangements, as well as a variety of operating agreements and termination arrangements.

   Until 1995, the Company's business was concentrated in the New York to Washington, D.C. corridor and focused on the delivery of dial-around access calling services to India. At the end of 1995, the Company expanded its customer base to include the West Coast of the United States, and began targeting other ethnic groups in the U.S., such as the Middle Eastern, Philippine and Russian communities. This expansion was facilitated by utilizing a portion of the proceeds of the sale of stock to Blue Carol Enterprises Ltd., an affiliate of Portugal Telecom International. The Company supported this expansion by leasing network capacity from other domestic telecommunications companies, thereby experiencing higher per-minute costs. In late 1995, the Company began to market its international long distance services to other telecommunications carriers. While providing greater utilization of its own network facilities, the carrier group allowed the Company to build relationships with other carriers, which in turn, led to additional termination options for its residential traffic.

   The Company's strategy is to serve its customers by building its own global network, which will allow the Company to originate, transmit, and terminate calls utilizing network capacity the Company manages. The Company anticipates that this network expansion will allow it to achieve a per-minute cost advantage over current arrangements. As the Company transitions from leasing to owning or managing its facilities, the Company's management believes economies in the per-minute cost of a call will be realized, while fixed costs will increase. The facilities owned by the Company are, at this time, primarily domestically based and therefore provide a cost advantage only with respect to origination costs. The Company realizes a per-minute cost savings when it is able to originate calls on network facilities it owns and manages ("on net") versus calls which must be originated through the utilization of facilities the Company does not own ("off net"). For the years ended December 31, 1996 and 1997, approximately 44.9% and 59.8%, respectively, of the Company's residential revenues were originated on net. As a higher percentage of calls are originated, transmitted, and terminated on the Company's own facilities, per-minute costs are expected to decline, predicated on call traffic volumes.

   Revenues for telecommunication services are recognized as such services are rendered, net of an allowance for revenue that the Company estimates will ultimately not be realized. Revenues for return traffic received according to the terms of the Company's operating agreements with foreign PTT's, as described below, are recognized as revenue as the return traffic is received and processed. There can be no assurance that traffic will be delivered back to the United States or what impact changes in future settlement rates, allocations among carriers or levels of traffic will have on net payments made and revenues received and recorded by the Company.

   The Company's cost of services consists of origination, transmission and termination expenses. Origination costs include the amounts paid to LECs and other domestic telecommunication network providers in areas where the Company does not have its own network facilities. Transmission expenses are fixed month-to-month payments associated with capacity on satellites, undersea fiber-optic cables, and other domestic and international leased lines. Leasing this capacity subjects the Company to price changes that are beyond the Company's control and to transmission costs that are higher than transmission costs on the Company's owned network. As the Company builds its own transmission capacity, the risk associated with price fluctuations and the relative costs of transmission are expected to decrease; however, fixed costs will increase. In addition, adjustments to the Company's cost of services which arise from the resolution of billing disputes with other telecommunication network providers may have a positive impact on gross margins in any particular year. The Company's experience to date has been that the resolution of such disputes occurs primarily in the fourth quarter of each year, and, therefore, the related adjustments to cost of services may have a disproportionate impact on its fourth quarter results of operations.

   Among its various foreign termination arrangements, the Company has entered into operating agreements with a number of foreign PTTs, under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country is routed through U.S. international carriers, such as the Company, in the same proportion as traffic carried into the country ("return traffic"). Mutually exchanged traffic between the Company and foreign carriers is reconciled through a formal settlement arrangement at agreed upon rates. The Company records the amount due to the foreign PTT as an expense in the period the traffic is terminated. When the Company receives return traffic in a future period, the Company generally realizes a higher gross margin on the return traffic as compared to the lower margin on the outbound traffic. Return traffic accounted for approximately 3% and 2% of revenues for the years ended December 31, 1996 and 1997, respectively.

   In addition to the operating agreements, the Company utilizes alternative termination arrangements offered by third party vendors. The Company seeks to maintain strong vendor diversity for countries where traffic volume is high. These vendor arrangements provide service on a variable cost basis subject to volume. These prices are subject to changes, generally upon seven-days notice.

   As the international telecommunications marketplace has been deregulated, per-minute prices have fallen and, as a consequence, related per-minute costs for these services have also fallen. As a result, the Company has not been adversely affected by the price reductions, although there can be no assurance that this will continue. Although the Company generated positive net income for the year ended December 31, 1997, the Company expects selling, general and administrative costs to increase as it develops its infrastructure to manage higher business volume. Thus, continued profitability is dependent upon management's ability to successfully manage growth and operations.

     Results of Operations

     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.

                                                         YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                      1995         1996        1997
                                                     --------    ---------   ---------
      Net revenues...............................      100.0 %      100.0 %      100.0 %
   Cost of services..............................       86.9         92.8         88.3
                                                       -------    ---------   ---------
      Gross margin...............................       13.1          7.2         11.7
   General and administrative expenses...........       20.7         12.4          7.3
   Selling and marketing expenses................        1.8          1.6          1.4
   Depreciation and amortization.................        1.3          1.0          0.5
                                                     --------    ---------   ---------
       Income (loss) from operations.............      (10.7)        (7.8)         2.5
   Interest expense..............................       (1.1)        (1.1)        (0.9)
   Interest income...............................        0.2          0.1          0.3
                                                     --------    ---------   ---------
      Income (loss) before income tax provision..      (11.6)        (8.8)         1.9
   Income tax provision..........................         --           --           --
                                                     ========    =========   =========
      Net income (loss)..........................      (11.6) %      (8.8) %       1.9 %
                                                     ========    =========   =========

1997 COMPARED TO 1996

     Net Revenues. Net revenues for the year ended December 31, 1997 increased approximately $53.7 million or 166.8 %, to approximately $85.9 million from $32.2 million for the year ended December 31, 1996. Residential revenue increased in comparative periods by approximately $16.6 million or 138.3%, to approximately $28.6 million for the year ended December 31, 1997 from approximately $12.0 million in 1996. The increase in residential revenue is due to an increase in residential customers to over 71,500 for December 1997 from approximately 28,000 for December 1996. Carrier revenue for the year ended December 31, 1997 increased approximately $37.1 million or 183.7%, to approximately $57.3 million from approximately $20.2 million for the year ended December 31, 1996. The increase in carrier revenues is due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to additional carrier customers and increased sales to existing carrier customers.

     Gross Margin. Gross margin increased approximately $7.7 million to approximately $10.0 million for the year ended December 31, 1997 from approximately $2.3 million for the year ended December 31, 1996. Gross margin improved as a percentage of net revenues for the year ended December 31, 1997 to 11.7% from 7.2% for the year ended December 31, 1996. The gross margin on residential revenue increased to approximately 14.9% for the year ended December 31, 1997 from approximately 10.1% for the year ended December 31, 1996, due to an increase in the percentage of residential traffic originated on net and improved termination costs. In the year ended December 31, 1997, 59.8% of residential traffic originated on net as compared to 44.9% for the year ended December 31, 1996.

     The reported gross margin for the year ended December 31, 1997 and December 31, 1996 includes the effect of accrued disputed charges of approximately $67,000 and $1.4 million respectively, which represents less than 1% and 5% of reported net revenues.

     General and Administrative. General and administrative expenses for the year ended December 31, 1997 increased approximately $2.3 million or 57.5% to approximately $6.3 million from $4.0 million for the year ended December 31, 1996. As a percentage of net revenues, general and administrative expenses declined to 7.3% from 12.4% for the respective periods. The increase in dollar amounts was primarily due to an increase in personnel to 128 at December 31, 1997 from 54 at December 31, 1996, and to a lesser extent, an increase in billing processing fees.

     Selling and Marketing. Selling and marketing expenses for the year ended December 31, 1997 increased approximately $700,000 or 140.0 % to approximately $1.2 million from approximately $514,000 for the year ended December 31, 1996. As a percentage of net revenues, selling and marketing expenses declined to 1.4 % from 1.6 % in the respective periods. The increase in dollar amounts is primarily due to the Company's efforts to market to new customer groups.

     Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 1997 increased to approximately $451,000 from approximately $333,000 for the year ended December 31, 1996, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

     Interest. Interest expense for the year ended December 31, 1997 increased to approximately $762,000 from approximately $337,000 for the year ended December 31, 1996, as a result of additional debt incurred by the Company to fund expansion and working capital needs.

     Net Income. Net Income was approximately $1.6 million in 1997 as compared to a net loss of approximately $2.8 million in 1996.


1996 COMPARED TO 1995

     Net Revenues. Net revenues for the year ended December 31, 1996 increased approximately $21.7 million or 206.7 %, to approximately $32.2 million from $10.5 million for the year ended December 31, 1995. Residential revenue increased in comparative periods by approximately $6.6 million or 122.2 %, to approximately $12.0 million in 1996 from $5.4 million in 1995. The increase in residential revenue is due to a concerted effort to expand marketing to the West Coast and to target additional ethnic communities such as the Middle Eastern, Philippine, and Russian communities. The Company's residential customer base grew to approximately 27,800 customers as of December 31, 1996 from 10,700 customers as of December 31, 1995. Carrier revenue increased approximately $15.1 million or 296.1 % to $20.2 million in 1996 from $5.1 million in 1995. This growth is a result of the Company's strategy to optimize network utilization by offering its services to other carriers. In this regard, the Company was successful in expanding its marketing and increased sales to first and second-tier carriers. Return traffic decreased to approximately $1.1 million in 1996 from $2.0 million in 1995. Net revenues in 1995 reflect the receipt of previously undelivered return traffic revenues to the Company.

     Gross Margin. Gross margin increased approximately $900,000 to $2.3 million for the year ended December 31, 1996 from $1.4 million for the year ended
December 31, 1995. Gross margin declined as a percentage of net revenues to approximately 7.2 % for the year ended December 31, 1996 from 13.1 % for the year ended December 30, 1995. The gross margin on residential revenue decreased to approximately 10.1 percent in 1996 from 10.4 % in 1995 due to initial expenses associated with the entry into new markets. As a result of the expansion into additional ethnic markets and new geographic areas, on net origination declined to approximately 44.9 % in 1996, as compared to 62.9 % in 1995. The relative decrease in on net originated traffic was due to customer base growth prior to the expansion of owned or managed facilities. The gross margin on carrier revenue, excluding return traffic, increased to approximately negative 0.02 % in 1996 from negative 36.9 % in 1995.

     General and Administrative. General and administrative expenses for the year ended December 31, 1996 increased approximately $1.8 million or 81.8 %, to $4.0 million from $2.2 million for the year ended December 31, 1995. As a percentage of net revenues, general and administrative expenses declined to approximately 12.4% from 20.7% for the respective periods. The increase in dollar amounts was primarily due to increased third party billing and collection fees of approximately $349,000 to support higher calling volume; increased personnel expenses to $1.5 million in 1996 from $1.1 million in 1995 as a result of new hires; and bad debt losses of approximately $529,000 attributable to the bankruptcy of one former customer.

     Selling and Marketing. Selling and marketing expenses for the year ended December 31, 1996 increased to approximately $514,000 from approximately $184,000 for the year ended December 31, 1995. As a percentage of net revenues, selling and marketing expenses declined to 1.6 % from 1.8% in the respective periods. The increase in dollar amounts is attributable to the Company's efforts to enter additional ethnic markets and new geographic areas.

     Depreciation and Amortization. Depreciation and amortization expenses grew to approximately $333,000 in 1996 from $137,000 in 1995, primarily due to increased capital expenditures.

     Interest. Interest expense increased to approximately $337,000 for 1996 from $116,000 in 1995, primarily due to increased borrowings under a credit facility to support growth in accounts receivable, and to a lesser extent, increased borrowings from related and other parties.

     Net Loss. The Company experienced a net loss of approximately $2.8 million in 1996 as compared to a net loss of $1.2 million in 1995.

      QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 1996 and 1997. This quarterly information has been derived from and should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Form 10-K, and, in management's opinion, reflects all adjustments (consisting only of normal recurring adjustments, except as discussed in Notes
(B) and (C) below) necessary for a fair presentation of the information. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  QUARTERS ENDED
                                    ----------------------------------------------------------------------------
                                                     1996                                 1997
                                    -------------------------------------- -------------------------------------
                                     MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31,  MAR. 31, JUNE 30, SEPT. 30, DEC. 31,
 Net revenues........................ $ 4,722  $ 8,485   $ 7,652  $ 11,356  $ 12,372 $16,464  $ 25,757 $31,264
  Cost of services...................   4,467     7,922    6,763    10,729    10,765  14,485    22,668  27,865
                                     -------- --------- --------- --------- -------- ------- --------- -------
      Gross margin (B) (C)...........    255       563       889       627     1,607   1,979     3,089   3,399
 General and  administrative
      expenses (B)...................    595       778     1,370     1,253     1,151   1,310     1,820   2,007
 Selling and marketing expenses......     52       101       166       195      104     202       391     541
 Depreciation and amortization.......     52        93        93        95       96     118       140      97
                                     -------- --------- --------- --------- -------- ------- --------- -------
      Income (loss) from operations..   (444)     (409)     (740)     (916)      256     349       738     754
 Interest expense....................     58        60        80       139       117     135       326     184
 Interest income.....................      5         4         5         2         1       4         9     299
                                     -------- --------- --------- --------- -------- ------- --------- -------
      Income (loss) before income
          tax provision..............   (497)     (465)     (815)   (1,053)      140     218       421     869
 Income tax provision.................   --        --        --        --          3       4         8      14
                                     ======== ========= ========= ========= ======== ========= ======== ======
      Net income (loss)..............$  (497)   $ (465)   $ (815)  $(1,053)  $   137   $ 214    $  413   $ 855
                                     ======== ========= ========= ========= ======== ======= ========= =======
  Basic earnings (loss) per share
      (A)........................... $ (0.09)   $(0.09)   $(0.15)   $(0.19)  $  0.03  $ 0.04    $ 0.08   $0.10
                                    ======== ========= ========= ========= ======== ======= ========= =======
  Weighted average common shares
      outstanding - basic (A).......   5,403     5,403     5,403     5,403     5,403   5,403     5,403   8,324
                                     ======== ========= ========= ========= ======== ======= ========= =======
  Diluted earnings (loss) per share
      (A)............................ $(0.09)   $(0.09)   $(0.15)   $(0.19)    $0.03   $0.04     $0.07   $0.10
                                     ======== ========= ========= ========= ======== ======= ========= =======
 Weighted average common shares
      and equivalent - diluted (A)..  5,403     5,403     5,403     5,403     5,474   5,646     5,760   8,709
                                     ======== ========= ========= ========= ======== ======= ========= =======

   (A) The earnings (loss) per share amounts have been restated in accordance with SAB No. 98 and SFAS No. 128. Quarterly per share data may not total to annual per share data due to changes in shares outstanding for the periods. The increase in weighted shares in the fourth quarter of 1997 is due to the Company's initial public offering in October 1997.

   (B) Vendor disputes and other disputed charges resolved in the fourth quarter of 1997 resulted in net credits as estimated by management of approximately $300,000 recognized as lower cost of services and general and administrative expenses.

   (C) During the first quarter of 1997, the Company's gross margin improved by approximately $1.0 million over the fourth quarter of 1996. The improvement was due to (i) approximately $500,000 in costs accrued in the fourth quarter 1996 for disputed vendor obligations as compared to approximately $8,000 in costs accrued during the first quarter of 1997;
        (ii) approximately $400,000 of cost reductions in 1997 resulting from an increase in the utilization of alternative termination options; and
        (iii) to a lesser extent, an increase in the percentage of residential traffic originated on net.

         LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment, and payments on outstanding indebtedness. The Company has financed its growth through capital lease financing, notes payable from individuals, and a credit and billing arrangement with a third party company prior to July 1, 1997. This facility allowed the Company to receive advances of 70 % of all records submitted for billing, subject to a credit limit of $3 million. Subsequent to July 1, 1997 until the Offering, the Company primarily financed its growth through a bank loan (the "Loan"), which provides for maximum borrowings of up to $10 million through December 31, 1997, and the lesser of $15 million or 85 % of eligible accounts receivable, as defined, thereafter until maturity on December 31, 1999. The Company may elect to pay quarterly interest payments at the prime rate, plus 2 %, or the adjusted LIBOR, plus 4 %. The Loan is secured by substantially all of the Company's assets. It contains certain financial and non-financial covenants, including, but not limited to, ratios of monthly net revenue to loan balance, interest coverage, and cash flow leverage, minimum subscribers, limitations on capital expenditures, additional indebtedness, acquisition or transfer of assets, payment of dividends, new ventures or mergers, and issuance of additional equity. The Company is currently in compliance with all financial ratios and covenants of the Loan. Beginning on January 1, 1998 (and extending to July 1, 1998 upon the occurrence of defined events), should the Bank determine and assert based on its reasonable assessment that a material adverse change to the Company has occurred, it could declare all amounts outstanding to be immediately due and payable.

   Although management has no definitive plans to extinguish the Loan, if such an event were to occur in 1998, the Company would record a non-cash charge related to the unamortized deferred debt financing costs, which totaled approximately $950,000 as of December 31, 1997.

   In October 1997, the Company completed an initial public offering of its common stock (the "Offering"). Together with the exercise of the overallotment option in November 1997, the Offering placed 3,277,500 shares of common stock at a price of $12.00 per share, yielding net proceeds (after underwriting
discounts,   commissions,  and  other  professional  fees)  to  the  Company  of approximately $35.0 million. The Company used a portion of its proceeds to acquire cable facilities, switching, compression, and other related telecommunications equipment. Proceeds were also used for marketing programs, to pay down amounts due under the Loan, for working capital, and general corporate purposes. As a result, the Company's cash and cash equivalents increased to $26.1 million at December 31, 1997 from $148,000 at December 31, 1996. Net cash used in operating activities was approximately $1.7 million for the year ended December 31, 1997, as compared to net cash used in operating activities of approximately $1.4 million for the year ended December 31, 1996. The increase in cash used in operations was the result of the significant growth in net revenues and the corresponding accounts receivable for the period.

   Net cash used in investing activities was approximately $3.9 million and $520,000 for the year ended December 31, 1997 and 1996, respectively. Net cash used in investing activities for the year ended December 31, 1997 primarily related to capital expenditures made to expand the Company's network infrastructure.

   Net cash provided by financing activities was approximately $31.6 million and $1.5 million for the year ended December 31, 1997 and 1996, respectively. Cash provided by financing activities for the year ended December 31, 1997 primarily resulted from net proceeds from the Offering, as previously discussed, offset by the repayment of amounts under the receivables-based credit facility, capital lease obligations, and various notes payable. Any borrowings under the Loan were repaid by December 31, 1997.

   The Company is continuing to pursue a flexible approach to expand its markets and enhance its network facilities by investing in marketing, and in switching and transmission facilities, where anticipated traffic volumes justify such investments. Historically, the Company has achieved market penetration with only modest investments in marketing. There can be no assurance that the Company's prior marketing achievements can be replicated with increased marketing investments. A number of factors, including market share, competitor rates and quality of service determine the effectiveness of the market entry strategy.

   The Company has planned capital expenditures through 1998 of $19.2 million. Additionally, marketing expenditures for 1997 and 1998 are expected to reach $4.5 million in aggregate. These expenditure needs are expected to be met from operations, amounts available under the Loan, and the proceeds of the Offering. These capital needs will continue to expand as the Company executes its business strategy.

   As it relates to the Year 2000, management of the Company is taking steps to assess the nature and extent of the impact of Year 2000 on its systems and applications. While management has not yet finalized, its analysis, it does not expect that the costs to make its systems Year 2000-compliant will have a material adverse effect on its results of operations or financial position. Such costs will be expensed as incurred.

   The Company has accrued approximately $2.1 million as of December 31, 1997, for disputed vendor obligations asserted by one of the Company's foreign carriers for minutes processed in excess of the minutes reflected on the Company's records. If the Company prevails in its disputes, these amounts or portions thereof would be credited to operations in the period of resolution. Conversely, if the Company does not prevail in its disputes, these amounts or portions thereof may be paid in cash.

         NEW ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is required to adopt both of these standards for the year ending December 31, 1998.

   SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income", to be reported in the financial statements and/or notes thereto. As the Company does not currently have any components of "other comprehensive income" it is not expected that this statement will affect the Company's financial statements.

   SFAS No. 131 requires entities to disclose financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of assessing the additional disclosures, if any, required by SFAS No. 131. However, such adoption will not impact the Company's results of operations or financial position, since it relates only to disclosures.

         EFFECTS OF INFLATION

     Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not  applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

 Report of Independent Public Accountants.................................  23
 Statements of Operations for the years ended
       December 31, 1995, 1996 and 1997...................................  24

 Balance Sheets as of December 31, 1996 and 1997..........................  25

 Statements of Changes in Stockholders' Equity
   (Deficit) for the years ended December 31, 1995, 1996 and 1997.........  26

 Statements of Cash Flows for the years ended December 31, 1995,
    1996 and 1997.........................................................  27

 Notes to Financial Statements............................................  28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Startec Global Communications Corporation:

     We have audited the accompanying balance sheets of Startec Global Communications Corporation (a Maryland corporation) as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Startec Global Communications Corporation, as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Washington, D.C. ,
March 4, 1998

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                    1995            1996            1997
                                                 -----------     -----------     -----------
  Net  revenues................................ $     10,508      $  32,215    $     85,857
  Cost of services.............................       9,129          29,881          75,783
                                                 -----------     -----------     -----------
        Gross margin...........................       1,379           2,334          10,074
  General and administrative expenses..........       2,170           3,996           6,288
  Selling and marketing expenses ..............         184             514           1,238
  Depreciation and amortization................         137             333             451
                                                 -----------     -----------     -----------
        Income (loss) from operations..........      (1,112)         (2,509)          2,097
  Interest expense.............................         116             337             762
  Interest income..............................          22              16             313
                                                 -----------     -----------     -----------
        Income (loss) before income tax
        provision..............................      (1,206)         (2,830)          1,648
  Income tax provision.........................          --              --              29
                                                 -----------     -----------     -----------
  Net income (loss)............................  $   (1,206)     $   (2,830)      $   1,619
                                                 ===========     ===========     ===========
  Basic earnings (loss) per share..............  $    (0.23)     $    (0.52)      $    0.26
                                                 ===========     ===========     ===========
  Weighted average common shares outstanding -
      basic....................................       5,317           5,403           6,136
                                                ===========     ===========     ===========
  Diluted  earnings (loss) per share...........  $    (0.23)     $    (0.52)     $     0.25
                                                 ===========     ===========     ===========
  Weighted average common and equivalent shares
      outstanding - diluted....................       5,317           5,403           6,423
                                                 ===========     ===========     ===========

       The accompanying notes are an integral part of these statements.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    DECEMBER 31,
                                                                             ------------------------
                                     ASSETS                                       1996         1997
                                                                             -----------  -----------
RRENT ASSETS:
 Cash and cash equivalents...........................................          $     148     $ 26,114
 Accounts receivable, net of allowance for doubtful
 accounts of  approximately $1,079 and $2,353,  respectively.........              5,334       16,980
 Accounts receivable, related party..................................                 78          377
 Other current assets................................................                211        1,743
                                                                             -----------  -----------
      Total current assets...........................................              5,771       45,214
                                                                             -----------  -----------
PROPERTY AND EQUIPMENT:
 Long distance communications equipment..............................              1,773        3,305
 Computer and office equipment.......................................                392        1,024
 Less - Accumulated depreciation and amortization....................               (789)      (1,240)
                                                                             -----------  -----------
                                                                                   1,376        3,089
                                                                                      --        2,095
 Construction in progress............................................        -----------  -----------
    Total property and equipment, net................................              1,376        5,184
                                                                             -----------  -----------
Deferred debt financing costs, net...................................                --           952
stricted cash........................................................                180          180
                                                                             -----------  -----------
     Total assets....................................................         $    7,327   $   51,530
                                                                             ===========  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)c
CURRENT LIABILITIES:
   Accounts payable..................................................         $    7,171      $15,420
        Accrued expenses.............................................              2,858        3,728
   Short-term borrowings under receivables-based credit facility.....              1,812           --
   Capital lease obligations.........................................                226          331
   Notes payable to related parties..................................                 53           --
   Notes payable to individuals and other............................                650          --
                                                                             -----------  -----------
     Total current liabilities.......................................             12,770       19,479
                                                                             -----------  -----------
Capital lease obligations, net of current portion....................                546          417
Notes payable to related parties, net of current portion.............                100           --
Notes payable to individuals and other, net of current portion.......                 --           44
                                                                             -----------  -----------
     Total liabilities...............................................             13,416       19,940
                                                                             -----------  -----------
MMITMENTS AND CONTINGENCIES (NOTE 8)
OCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock,  $1.00 par value, 100,000 shares authorized;
 no shares issued  and outstanding...........................................         --           --
  Voting common stock, $0.01 par value; 10,000,000 shares authorized at December
    31, 1996; 20,000,000 shares authorized at December 31, 1997; 5,380,824 shares issued and outstanding at December 31, 1996; 8,811,999 shares issued and
    outstanding at December 31, 1997.................................                 54           88
 Nonvoting common stock,  $1.00  par value; 25,000 shares authorized; 22,526 shares issued and outstanding at December 31, 1996; no shares issued and
   outstanding at December 31, 1997...................................                22           --
 Additional paid-in capital..........................................                932       35,528
 Warrants............................................................                 --        1,693
 Unearned compensation...............................................                 --         (241)
 Accumulated deficit ................................................             (7,097)      (5,478)
                                                                             -----------  -----------
 Total stockholders' equity (deficit)................................             (6,089)      31,590
                                                                             -----------  -----------
 Total liabilities and stockholders' equity (deficit)................        $     7,327     $ 51,530
                                                                             ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                      VOTING            NONVOTING
                                   COMMON STOCK        COMMON STOCK     ADDITIONAL
                                 ------------------ -------------------  PAID-In                  UNEARNED     ACCUMULATED
                                 SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL    WARRANTS    COMPENSATION     DEFICIT    TOTAL
                                 ------    ------    ------    ------    -------    --------    ------------     -------    -----
Balance at December 31, 1994....   4,574  $  46       22  $      22     $ 190   $    --          $ --     $    (3,061)  $ (2,803)
       Net loss.................      --     --       --         --        --        --            --          (1,206)    (1,206)
Issuance of common stock........     807      8       --         --       742        --            --              --        750
                                 ------- ------  ------- -------- ----------- -------- -------------      -----------   --------
Balance at December 31, 1995....   5,381     54       22         22       932        --            --          (4,267)    (3,259)
     Net loss...................      --     --      --          --        --        --            --          (2,830)    (2,830)
                                 ------- ------  -------   -------- ----------- -------- -------------    -----------   --------
Balance at December 31, 1996....   5,381     54       22         22       932        --            --          (7,097)    (6,089)
      Net  income...............     --     --       --         --        --        --            --            1,619      1,619
   Conversion of nonvoting
     common shares to voting
     common shares..............      17     --      (17)       (17)       17        --            --              --         --
   Purchase and retirement of
     nonvoting common shares....      --     --       (5)        (5)      (40)       --            --              --        (45)
   Net proceeds from initial
     public offering,..........    3,278     33       --         --    34,961        --            --              --     34,994
   Exercise of employee stock
     options....................     136      1       --         --       143        --            --              --        144
   Unearned compensation
     pursuant to issuance  of
     stock options..............      --     --       --         --       385        --          (385)             --         --
   Amortization of unearned
     compensation...............      --     --       --         --        --        --           144              --        144
   Warrants issued in
     connection with equity
     ($870) and debt placement
     ($823) ....................      --     --       --        --       (870)       1,693        --             --         823
                                 ======= =========-======= ======= =========== =========== =============  ===========   ========
Balance at December 31, 1997....   8,812 $   88       --  $     -- $   35,528   $    1,693    $  (241)   $     (5,478)   $31,590
                                 ======= ========= ======= ======= =========== =========== =============  ===========    =======

        The accompanying notes are an integral part of these statements.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                    1995        1996        1997
                                                                  --------- ----------- --------
  OPERATING ACTIVITIES:
     Net income (loss)   ........................................ $ (1,206)  $ (2,830)   $  1,619
     Adjustments to net income (loss) :
        Depreciation and amortization............................      137        333         451
        Compensation pursuant to stock options ..................       --         --         144
        Amortization of deferred debt financing costs and debt
        discounts................................................       --         --         237
       Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable, net...............................   (1,342)    (3,113)    (11,646)
          Accounts receivable, related party.....................      (46)       241        (299)
          Other current assets...................................      (83)       (80)       (429)
        Increase (decrease) in liabilities:
          Accounts payable ......................................    1,135      2,515      8,249
          Accrued expenses.......................................      637      1,578         (45)
                                                                 --------- ----------   ---------
               Net cash used in operating activities.............     (768)    (1,356)     (1,719)
                                                                 ---------  ---------   ---------
  INVESTING ACTIVITIES:
      Purchases of property and equipment........................     (200)      (520)     (3,881)
                                                                 ----------  --------    --------
              Net cash used in investing activities..............     (200)      (520)     (3,881)
                                                                  ---------   -------    --------
  FINANCING ACTIVITIES:
      Net borrowings (repayments) under receivables-based credit
         facility................................................      570      1,242      (1,812)
      Repayments under capital lease obligations ................      (96)       (91)       (402)
      Repayments under notes payable to related parties .........       --         (5)       (153)
      Borrowings under notes payable to individuals  and other...       50        475          --
      Repayments under notes payable to individuals  and other...      (35)      (125)       (650)
      Payments of debt financing costs...........................       --         --        (366)
      Net proceeds from issuance of common stock.................      750         --      34,994
      Purchase and retirement of nonvoting common stock..........       --         --         (45)
                                                                 ---------   --------    --------
       Net cash provided by financing activities ................    1,239      1,496      31,566
                                                                 ---------   --------    --------
       Net increase (decrease) in cash and cash equivalents......      271       (380)     25,966
                                                                 ---------   --------    --------
       Cash and cash equivalents at the beginning of the period        257       528          148
                                                                 ---------   --------    --------
     Cash and cash equivalents at the end of  the period ........ $    528    $   148  $   26,114
                                                                  ========   ========    ========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid................................................. $     87    $   296  $      591
                                                                    =======  ========    ========
   Income taxes paid............................................. $     --    $    --  $      19
                                                                    ======   ========    ========
  SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Equipment acquired under capital lease........................ $    285    $   524  $      378
   Accrued expenses converted to a note..........................       --         --          44
   In 1997, the Company recorded $1,103 in "Other current assets",
     $959 in  accrued  expenses  and $144 in  equity,  related  to options  exercised through December 31, 1997. This amount was collected in January 1998 (Note 2).

        The accompanying notes are an integral part of these statements.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION:

ORGANIZATION

   Startec Global Communications Corporation (the "Company", formerly Startec, Inc.), is a Maryland corporation founded in 1989 to provide long-distance telephone services. The Company currently offers U.S.-originated long-distance service to residential and carrier customers through a flexible network of owned and leased transmission facilities, resale arrangements, and foreign termination arrangements. The Company's marketing targets specific ethnic residential market segments in the United States that are most likely to seek low-cost international long-distance service to specific and identifiable country markets. The Company is headquartered in Bethesda, Maryland.

INITIAL PUBLIC OFFERING

   In October 1997, the Company completed an initial public offering of its common stock (the "Offering"). Together with the exercise of the overallotment option in November 1997, the Offering placed 3,277,500 shares of common stock at a price of $12.00 per share, yielding net proceeds (after underwriting discounts, commissions, and other professional fees) to the Company of approximately $35.0 million.

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

   In the United States, the Federal Communications Commission ("FCC") and relevant state Public Service Commissions have the authority to regulate interstate and intrastate telephone service rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Legislation that substantially revised the U.S. Communications Act of 1934 was signed into law on February 8, 1996. This legislation has specific guidelines under which the Regional Bell Operating Companies ("RBOCs") can provide long-distance services, which will permit the RBOCs to compete with the Company in providing domestic and international long-distance services. Further, the legislation, among other things, opens local service markets to competition from any entity (including long-distance carriers, cable television companies and utilities).

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

REVENUE RECOGNITION

   Revenues for telecommunication services provided to customers are recognized as services are rendered, net of an allowance for revenue that the Company estimates will ultimately not be realized. Revenues for return traffic received according to the terms of the Company's operating agreements with its foreign partners are recognized as revenue as the return traffic is received and processed.

   The Company has entered into operating agreements with telecommunications carriers in foreign countries under which international long-distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy at agreed upon rates per-minute. The Company records the amount due to the foreign partner as an expense in the period the traffic is terminated. When the return traffic is received in the future period, the Company generally realizes a higher gross margin on the return traffic compared to the lower margin (or sometimes negative margin) on the outbound traffic. Revenue recognized from return traffic was approximately $2.0 million, $1.1 million and $1.4 million, or 19 percent, 3 percent, and 2 percent of net revenues in 1995, 1996, and 1997, respectively. There can be no assurance that traffic will be delivered back to the United States or what impact changes in future settlement rates, allocations among carriers or levels of traffic will have on net payments made and revenues received and recorded by the Company.

COST OF SERVICES

   Cost of services represents direct charges from vendors that the Company incurs to deliver service to its customers. These include costs of leasing capacity and rate-per-minute charges from carriers that originate, transmit, and terminate traffic on behalf of the Company. The Company accrues disputed vendor charges until such differences are resolved. (see Notes 4 and 12).

CASH AND CASH EQUIVALENTS

   The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts that are available on demand. The carrying amount reported in the accompanying balance sheets approximates fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amounts for current assets and current liabilities, other than the current portion of notes payable to related parties and individuals and other, approximate their fair value due to their short maturity. The carrying value of the receivables-based credit facility approximates fair value, since it bears interest at a variable rate which reprices frequently. The carrying value of restricted cash approximates fair value plus accrued interest. The fair value of notes payable to individuals and others and notes payable to related parties cannot be reasonably and practicably estimated due to the unique nature of the related underlying transactions and terms (Note 7). However, given the terms and conditions of these instruments, if these financial instruments were with unrelated parties, interest rates and payment terms could be substantially different than the currently stated rates and terms. These notes were paid in full in July 1997.

LONG-LIVED ASSETS

   Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. The Company believes that no such impairment existed as of December 31, 1996 and 1997.

   The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures (see Note 1). As a result, the carrying amount of long-lived assets could be reduced materially in the future.

OTHER CURRENT ASSETS

   Included in other current assets is approximately $1.1 million for amounts due from employees related to the exercise of stock options in December 1997. No cash was advanced to these employees. Additionally, none of these employees were executive officers of the corporation. All amounts due from employees for the payments of the exercise price and related payroll taxes. were collected in January 1998.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at historical cost. Depreciation is provided for financial reporting purposes using the straight line method over the following estimated useful lives:

        Long-distance communications equipment (including
            undersea  cable)................................    7 to 20 years
         Computer and office equipment  ....................     3 to 5 years

   Long-distance communications equipment includes assets financed under capital lease obligations of approximately $1,287,000 and $1,456,000 as of December 31, 1996 and 1997, respectively. Accumulated depreciation on these assets as of December 31, 1996, and 1997, was approximately $587,000 and $672,000 respectively.

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are removed from the balance sheet, and any resulting gain or loss is reflected in the statement of operations

CONCENTRATIONS OF RISK

   Financial instruments that potentially subject the Company to a concentration of credit risk are accounts receivable. Residential accounts receivable consist of individually small amounts due from geographically dispersed customers. Carrier accounts receivable represent amounts due from long-distance carriers. The Company's allowance for doubtful accounts is based on current market conditions. The Company's four largest carrier customers represented approximately 35 and 44 percent of gross accounts receivable as of December 31, 1996 and 1997, respectively. Revenues from several customers represented more than 10 percent of net revenues for the periods presented (see Note 10). Including charges in dispute (see Note 4), purchases from the five largest suppliers represented approximately 67 and 47 percent of cost of services in the year ended December 31, 1996 and 1997, respectively. Services purchased from several suppliers represented more than 10 percent of cost of services in the periods presented (see Note 10). One of these suppliers, representing 25 percent and 7 percent of cost of services in the year ended December 31, 1996 and 1997, respectively, is based in a foreign country.

INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires that deferred income taxes reflect the expected tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the expected amount to be realized.

EARNINGS (LOSS) PER SHARE

   In February 1997, the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under Accounting Principles Bulletin No. 15. In February 1998, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 98, which revised the previous "cheap stock" rules for earnings per share calculations in initial public offerings under SAB No. 83. SAB No. 98 essentially replaces the term "cheap stock" with "nominal issuances" of common stock. Nominal issuances arise when a company issues common stock, options, or warrants for nominal consideration in the periods preceding the initial public offering. SAB No. 98 is effective immediately, and also reflects the requirements of SFAS No. 128. The Company has restated its earnings
(loss) per share for all periods presented to be consistent with SFAS No. 128 and SAB No. 98.

           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        YEAR ENDED DECEMBER 31,
                                    -----------------------------
                                      1995       1996       1997
                                    ---------- --------   --------
   Weighted average common shares
       outstanding - basic..........    5,317     5,403      6,136
   Stock options and warrant               --        --        287
       equivalents..................---------   --------   ---------
   Weighted average shares and
       equivalents - diluted........    5,317     5,403      6,423
                                   .---------   --------   ---------
   Per Share Amounts:
       Basic........................ $  (0.23) $  (0.52)  $   0.26
                                    ========== =========  ========
       Diluted......................$   (0.23) $  (0.52)  $   0.25
                                    ========== =========  ========

   Options to purchase approximately 143,000 and 138,000 shares of common stock, were excluded from the computation of diluted loss per share in 1995 and 1996, respectively, because inclusion of these options would have an anti-dilutive effect on earnings per share.

DEBT DISCOUNT AND DEFERRED DEBT FINANCING COSTS

   As more fully discussed in Note 5, on July 1, 1997, the Company entered into a credit facility (the "Loan") with a bank (the "Lender"). Debt discount costs represent amounts ascribed to the redeemable warrants issued in connection with the Loan. The unamortized debt discount as of December 31, 1997 was approximately $658,000. Unamortized deferred debt financing costs were approximately $294,000 at December 31, 1997 and represent other costs incurred in connection with the establishment of the Loan. These costs are being amortized over the term of the Loan using the effective interest method. The aggregate unamortized amounts are reflected in "Deferred debt financing costs, net" in the balance sheet as of December 31, 1997.

ADVERTISING COST

   In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," costs for advertising are expensed as incurred within the fiscal year. Such costs are included in " Selling and marketing expenses" in the statements of operations.

ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is required to adopt both of these standards for the year ending December 31, 1998.

   SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income", to be reported in the financial statements and/or notes thereto. As the Company does not currently have any components of "other comprehensive income" it is not expected that this statement will affect the Company's financial statements.

   SFAS No. 131 requires entities to disclose financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is in the process of assessing the additional disclosures, if any, required by SFAS No. 131. However, such adoption will not impact the Company's results of operations or financial position, since it relates only to disclosures.

3. ACCOUNTS RECEIVABLE:

   Accounts receivable consist of the following (in thousands):

                                          DECEMBER 31,
                                        ---------------
                                        1996       1997
                                        ----      -----
  Residential......................    $ 3,840   $   9,560
  Carrier..........................      2,573      9,773
                                       --------   --------
                                         6,413     19,333
  Allowance for doubtful accounts..     (1,079)    (2,353)
                                       ========   ========
                                       $5,334    $ 16,980
                                       ========   ========

   The Company has certain service providers that are also customers. The Company carries and settles amounts receivable and payable from and to certain of these parties on a net basis.

   Approximately $3,428,000 of residential receivables as of December 31, 1996 were pledged as security under the receivables-based credit facility agreement discussed in Note 5. No receivables were pledged as of December 31, 1997, as the related facility was extinguished in July 1997.

4. ACCRUED EXPENSES:

   Accrued expenses consist of the following (in thousands):

                                                   DECEMBER 31,
                                                   ------------
                                                  1996      1997
                                                  ----      -----
       Disputed vendor charges............     $ 2,057   $ 2,124
       Accrued payroll and related taxes..         368      1,194
       Accrued excise taxes and related            182         --
       charges............................
       Accrued interest...................          88         22
       Other..............................         163        388
                                              --------- ----------
                                              $  2,858  $   3,728
                                              ========= ==========

   Disputed vendor charges represent an assertion from one of the Company's foreign carriers for minutes processed that are in excess of the Company's records. The Company has provided approximately $1,414,000 and $67,000 in the years ended December 31, 1996 and 1997, respectively, related to disputed minutes for which the Company has not recognized any corresponding revenue. If the Company prevails in its dispute, these amounts or portions thereof would be credited to operations in the period of resolution. Conversely, if the Company does not prevail in its dispute, these amounts or portions thereof would presumably be paid in cash.

5. CREDIT FACILITY:

   Prior to July 1, 1997, the Company had an advanced payment agreement with a third party billing company, which allowed the Company to take advances against 70 percent of all records submitted for billing. Advances were secured by the receivables involved. Approximately $1,812,000 was outstanding under such receivables-based credit facility as of December 31, 1996, with a weighted average interest rate on outstanding borrowings of 12.25 percent. In July 1997, the Company paid the remaining amounts owed under this agreement using proceeds from the Loan discussed below.

   On July 1, 1997 the Company entered into a Loan with a Lender. The Loan provides for maximum borrowings of up to $10 million through December 31, 1997, and the lesser of $15 million or 85 percent of eligible accounts receivable, as defined, thereafter until maturity in December 1999. The Company may elect to pay quarterly interest payments at the prime rate, plus 2 percent, or the adjusted LIBOR, plus 4 percent. The Loan required a $150,000 commitment fee to be paid at closing, and a quarterly commitment fee of one quarter percent of the unborrowed portion. The Loan is secured by substantially all of the Company's assets and the common stock owned by the majority stockholder and another stockholder. The Loan contains certain financial and non-financial covenants, as defined, including, but not limited to, ratios of monthly net revenues to Loan balance, interest coverage, and cash flow leverage, minimum residential subscribers, and limitations on capital expenditures, additional indebtedness, acquisition or transfer of assets, payment of dividends, new ventures or mergers, and issuance of additional equity (excluding shares issuable in connection with the Offering). Beginning on July 1, 1998, should the Lender determine and assert based on its reasonable assessment that a material adverse change has occurred, all amounts outstanding would become due and payable. The weighted average borrowings and interest cost under the Loan during 1997 were approximately $2,015,000 and 10 percent, respectively. The highest balance outstanding during 1997 was approximately $7,012,000. The Company had no outstanding balance under the Loan as of December 31, 1997.

   In connection with the Loan, the Company issued the Lender warrants to purchase 539,800 shares of the Company's common stock, representing 10 percent of the outstanding common stock on the date of issuance. Warrants with respect to 269,900 of such shares, or 5 percent of the outstanding common stock at the time the warrants were issued, vested fully on the date of the issuance. Vesting of the remaining warrants was contingent on the occurrence of certain events, and, since the Company completed the Offering prior to December 31, 1997, no additional warrants will vest. The exercise price of the warrants is $8.46 per share, and they expire on July 1, 2002. Upon completion of the Offering, the warrants ceased to be redeemable and, accordingly, the fair value of approximately $823,000 ascribed to the warrants are classified as a component of stockholders' equity as of December 31, 1997. Proceeds from the Loan were used to pay down the receivables-based credit facility (discussed above), to retire the notes payable to related parties and individuals and other (Note 7), to retire certain capital lease obligations, to purchase long-distance communications equipment, and for general working capital purposes.

6. STOCKHOLDERS' EQUITY (DEFICIT):

   In July 1997, the Company exchanged 17,175 shares of its outstanding nonvoting common stock for authorized voting common stock and purchased the remaining 5,351 shares of outstanding nonvoting common stock from a former officer and director of the Company for $45,269. In August 1997, the Company increased its authorized shares of common stock to 20,000,000 and created a preferred class of stock with 100,000 shares of $1.00 par value preferred stock authorized for issuance.

STOCK OPTION PLANS

   1997 Performance Incentive Plan

   In August 1997, the stockholders of the Company approved the 1997 Performance Incentive Plan (the "Performance Plan"). The Performance Plan provides for the award to eligible employees of the Company and others of stock options, stock appreciation rights, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. The Performance Plan reserves 750,000 shares of common stock for issuance, and the Company may grant options to acquire up to 480,000 shares of common stock without triggering the antidilution provisions of the warrants issued to the Lender (see Note 5). The options expire 10 years from the date of grant and vest ratably over five years. The Performance Plan provides that all outstanding options become fully vested in the event of a change in control, as defined. As of December 31, 1997, approximately 352,000 options were available for grant under the Performance Plan.

    Amended and Restated Stock Option Plan

   The Company's Amended and Restated Stock Option Plan, reserves 270,000 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. Options granted under this plan may be exercised only upon the occurrence of any of the following events: (i) a sale of more than 50 percent of the issued and outstanding shares of stock in one transaction, (ii) a dissolution or liquidation of the Company, (iii) a merger or consolidation in which the Company is not the surviving corporation, (iv) a filing by the Company of an effective registration statement under the Securities Act of 1933, as amended, or (v) the seventh anniversary of the date of full-time employment of the optionee. The Company amended its stock option plan as of January 20, 1997 to provide that options may be exercised on or after the seventh anniversary of the date of full time employment. In conjunction with the original exercise prices and pursuant to Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and its related interpretations, compensation expense is recognized for financial reporting purposes when it becomes probable that the options will be exercisable. The amount of compensation expense that will be recognized is determined by the excess of the fair value of the common stock over the exercise price of the related option at the measurement date. The Company recognized approximately $131,000 in compensation expense for the year ended December 31, 1997 as the vesting of the options accelerated upon completion of the Offering.

   A summary of the Company's aggregate stock option activity and related information under the Amended and Restated Option Plan and the Performance Plan, is as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------------
                                                    1995                       1996                       1997
                                          --------------------------  ------------------------  -----------------------------
                                                        WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                         AVERAGE                    AVERAGE                    AVERAGE
                                                         EXERCISE                  EXERCISE                    EXERCISE
                                            OPTIONS       PRICE        OPTIONS       PRICE       OPTIONS        PRICE
                                          ------------ -------------  -----------  -----------  -----------  ------------
            Options outstanding at
               beginning of period.......... 103,200         $0.30      143,200       $ 0.38      138,300      $   0.38
            Granted.........................  40,000          0.60           --          --       668,366          8.14
            Exercised ......................   --              --           --           --      (136,500)         1.05
            Forfeited.......................   --              --        (4,900)        0.36     (138,500)         0.38
                                            ============ =============  -----------  -----------  ===========  ========
            Options outstanding at end
               of period...................   143,200        $ 0.38      138,300       $ 0.38      531,666      $  9.96
                                            ============ =============  ===========  ===========  ===========  ========
            Options  exercisable at end
               of period..................        --                       --                      133,266      $  1.85
                                            ============                ===========               ===========  ==========

     Exercise prices for options outstanding as of December 31, 1997, are as follows:

                                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                ----------------------------------------------------------  --------------------------------------II
              RANGE OF          NUMBER OUTSTANDING      WEIGHTED-AVERAGE   WEIGHTED-AVERAGE NUMBER OF OPTIONS    WEIGHTED-AVERAGE
           EXERCISE PRICES        AS OF DECEMBER           REMAINING           EXERCISE      OUTSTANDING AS OF     EXERCISE
                                     31, 1997           CONTRACTUAL LIFE        PRICE        DECEMBER 31, 1997       PRICE
                                                            IN YEARS
          ------------------    --------------------   -------------------   -------------  --------------------  ------------
            $1.85 - $1.85                   133,266           9.05              $    1.85               133,266      $   1.85
           $10.00 - $10.00                  230,900           9.63                  10.00                    --            --
           $12.00 - $12.00                    7,500           9.63                  12.00                    --            --
           $16.56 - $16.56                  160,000           9.94                  16.56                    --            --
          ==================    ====================  ====================  ============          ====================  ============
           $1.85 - $16.56                   531,666           9.58               $   9.96               133,266       $  1.85
          ==================    ====================   ===================   =============         ====================  ===========

     The Company has elected to account for stock and stock rights in accordance with APB No. 25. SFAS No. 123, "Accounting for Stock-Based Compensation," established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes.

   Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of options granted during the year ended December 31, 1995 and the year ended December 31, 1997, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.4 percent and 6.2 percent; no dividend yield;
weighted-average expected lives of the options of five years, and expected volatility of 50 percent. There were no options granted in 1996.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock rights.

   The weighted-average fair value of options granted during 1995 and 1997, was $0.34 per share and $4.32 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. If the Company had used the fair value accounting provisions of SFAS No. 123, the pro forma net loss for 1995 and 1996 would have been $1,208,714 and $2,832,531, respectively, or $0.23 and $0.52 per share (basic and diluted), respectively. Pro forma net income for 1997 would have been $1,599,733, or $0.26 per share (basic) and $0.25 per share (diluted). The provisions of SFAS No. 123 are not required to be applied to awards granted prior to January 1, 1995. The impact of applying SFAS No. 123 may not necessarily be indicative of future results.

   In December 1997, under the Performance Plan, the Company granted to several consultants options to acquire 30,000 shares of the Company's common stock in lieu of payment of certain consulting services to be performed in the future. Pursuant to SFAS No. 123, the Company will recognize compensation expense for the fair value of these options granted to consultants, as calculated using the Black-Scholes option pricing model, using the weighted average assumptions described above. The fair value of these options is approximately $254,000 and will be recognized ratably over five years.

WARRANTS AND REGISTRATION RIGHTS

   The Company agreed to issue to representatives of the underwriters of the Offering, warrants to purchase up to 150,000 shares of common stock at an exercise price of $13.20 per share. The warrants are exercisable for a period of five years beginning October 1998. The holders of the warrants will have no voting or other stockholder rights unless and until the warrants are exercised. The fair value of these warrants was approximately $870,000, and is classified in stockholders' equity.

   See Note 5 for a discussion of the warrants issued to the Lender in connection with the Loan.

7. NOTES PAYABLE TO RELATED PARTIES AND NOTES PAYABLE TO INDIVIDUALS AND OTHER:

   NOTES PAYABLE TO RELATED PARTIES

       Notes payable to related parties consist of the following (in thousands):

                                                          DECEMBER 31,
                                                          ------------
                                                         1996      1997
                                                         ----      ----
  Notes payable to parties related to the primary
  stockholder and president of the Company, bearing
  interest at rates ranging from 15 to 25 percent....  $   153    $    --
  Less Current Portion...............................      (53)        --
                                                       ========= =========
  Long-term Portion..................................  $   100    $    --
                                                       ========= =========

   NOTES PAYABLE TO INDIVIDUALS AND OTHER

       Notes payable to individuals and other consist of the following (in thousands):
                                                             DECEMBER 31,
                                                             ------------
                                                            1996      1997
                                                            ----      ----
   Notes payable to various parties, bearing interest
     at rates ranging from 15 to 25 percent...........    $    650  $    --

   Note payable to individual, non-interest bearing,
     convertible into 24,000 shares of voting common
     stock upon maturity in 1999........................        --       44
                                                          --------- -------
                                                               650       44
   Less Current Portion...............................        (650)      --
                                                          ========= =======
   Long-term Portion..................................    $     --   $   44
                                                          ========= =======

8. COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases office space and equipment under noncancelable operating leases. Rent expense was approximately $94,000, $97,000, and $313,000 for the years ended December 31, 1995, 1996, and 1997, respectively. The terms of the office lease require the Company to pay a proportionate share of real estate taxes and operating expenses. As discussed in Note 2, the Company also leases equipment under capital lease obligations. The future minimum commitments under lease obligations are as follows (in thousands):

                                                         CAPITAL    OPERATING
                  YEAR ENDING DECEMBER 31,                 LEASES     LEASES
                  ------------------------                 ------     ------

           1998......................................   $      398    $   615
           1999......................................          393        712
           2000......................................           53        733
           2001......................................           --        657
           2002......................................           --        537
                                                         ---------- ----------
                                                         $     844    $  3,254
           Less - Amounts representing interest......          (96)
           Less - Current portion....................         (331)
                                                         ==========
           Long-term Portion.........................    $     417
                                                        ==========

LEASE WITH RELATED PARTY

   The Company has entered into an agreement with an affiliate of a stockholder to lease capacity in certain undersea fiber optic cable. The agreement grants a perpetual right to use the cable and requires ten semiannual payments of $38,330 beginning on June 30, 1996. The Company has recorded $93,500 in accounts payable as of December 31, 1997, related to this agreement. Unpaid amounts bear interest at the 180-day LIBOR rate, plus one quarter percent.

   The Company is required to pay a proportional share of the cost of operating and maintaining the cable. The Company can cancel this agreement without further obligation, except for amounts related to past usage, at any time.

RESTRICTED CASH

The Company was required to provide a bank guarantee of $180,000 in connection with one of its foreign operating agreements. This guarantee is in the form of a certificate of deposit and is shown as restricted cash in the accompanying balance sheets.

EMPLOYEE BENEFIT PLANS

   Subsequent to year end, the Company adopted the Startec 401(K) Plan, a defined contribution plan (the "Plan"). Employees are eligible for the Plan after completing at least one year of service and attaining age 20. The Plan allows for employee contributions up to 15% of their compensation.

LITIGATION

   Certain claims and suits have been filed or are pending against the Company. In management's opinion, resolution of these matters will not have a material impact on the Company's financial position or results of operations and adequate provision for any potential losses has been made in the accompanying financial statements.

9. RELATED-PARTY TRANSACTIONS:

   The Company has an agreement with an affiliate of a stockholder of the Company that calls for the purchase and sale of long distance services. Revenues generated from this affiliate amounted to approximately $1.0 million, $1.5 million, and $1.9 million, or 10, 5, and 2 percent of total net revenues for the years ended December 31, 1995, 1996, and 1997, respectively. The Company was in a net account receivable position with this affiliate of approximately $14,000 and $377,000 as of December 31, 1996 and 1997, respectively. Services provided by this affiliate and recognized in cost of services amounted to approximately $134,000, $663,000 and $680,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

   The Company provided long-distance services to an affiliated entity owned by the primary stockholder and president of the Company. In the opinion of management, these services were provided on standard commercial terms. The affiliate provided long-distance services to customers in certain foreign countries. Payments received by the Company from this affiliate amounted to approximately $396,000 and $262,000 for the years ended December 31, 1995, and 1996, respectively. No services were provided in 1997. The affiliate was unable to collect approximately $150,000 and $95,000 from its residential customers in the years ended December 31, 1995 and 1996, respectively. Accounts receivable from this affiliated entity were approximately $64,000 as of December 31, 1996. There were no amounts outstanding from this affiliate as of December 31, 1997.

   The Company had notes payable to parties related to the primary stockholder and president of the Company which were paid in full in July 1997 (see Note 7) and a lease with an affiliate of a stockholder of the Company (see Note 8).

10. SEGMENT DATA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS:

SEGMENT DATA

   The Company classifies its operations into one industry segment, telecommunications services. Substantially all of the Company's revenues for each period presented were derived from calls terminated outside the United States.

   Net revenues terminated by geographic area were as follows (in thousands):

                                                                    DECEMBER 31,
                                                         ------------------------------------
                                                            1995        1996         1997
                                                            ----        ----         ----
  Asia/Pacific Rim.....................................  $    6,970   $ 13,824        $42,039
  Middle East/North Africa.............................         694       8,276       21,236
  Sub-Saharan Africa...................................          35       1,136        6,394
  Eastern Europe.......................................         317       2,650        7,964
  Western Europe.......................................       1,647       1,783        1,913
  North America........................................         494       3,718        3,398
  Other................................................         351         828        2,913
                                                          ===========  =========== ==========
                                                             10,508      32,215       85,857
                                                         =========== ===========  ===========

SIGNIFICANT CUSTOMERS

    A significant portion of the Company's net revenues is derived from a limited number of customers. During 1996, the Company's five largest carrier customers accounted for approximately 40 percent of the Company's total net revenues, with one customer accounting for 10 percent or more of total net revenues. During 1997, the Company's five largest carrier customers accounted for approximately 47 percent of net revenues, with two customers accounting for 10 percent or more of the Company's total net revenues. No other carrier customer accounted for 10 percent or more of total net revenues in 1997. The Company's agreements and arrangements with its carrier customers generally may be terminated on short notice without penalty. The following customers provided 10 percent or more of the Company's total net revenues (in thousands):

                                                     DECEMBER 31,
                                      ------------------------------------------
                                              1995           1996         1997
                                              ----           ----         ----
  Videsh Sanchar Nigam Limited
    ("VSNL")..........................       $1,959            *            *
  WorldCom, Inc.......................          *           $7,383      $19,886
  Frontier............................          *              *         12,420

* Revenue provided was less than 10 percent of total revenues for the year.

SIGNIFICANT SUPPLIERS

   A significant portion of the Company's cost of services is purchased from a limited number of suppliers. The following suppliers provided 10 percent or more of the Company's total cost of services (in thousands):

                                                          DECEMBER 31,
                                          --------------------------------------
                                                 1995           1996        1997
                                                 ----           ----        ----
  VSNL........................................  $7,155         $7,525        *
  Cherry Communications......................      *            3,897        *
  WorldCom, Inc..............................      *            3,972     $9,918
  Pacific Gateway Exchange..................       *              *        8,893

* Cost of services provided was less than 10 percent of total cost of services for the year.

The cost of services attributable to VSNL include charges that are in dispute, as discussed in Note 4. VSNL is a government-owned, foreign carrier that has a monopoly on telephone service in that country.

11. INCOME TAXES:

   The Company has net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $2,564,000 and $1,878,000, as of December 31, 1996 and 1997, respectively, which may be applied against future taxable income and expire in years 2010 and 2011. The Company utilized a portion of these NOLs to partially offset its taxable income for the year ended December 31, 1997. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset to the extent that management assesses the realization of such deferred tax assets is "more likely than not." A valuation reserve is established for any deferred tax assets that are not expected to be realized.

   As a result of historical operating losses and the fact that the Company has a limited operating history, a valuation allowance equal to the deferred tax asset was recorded for all periods presented.

    The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands)

                                                    DECEMBER 31,
                                                    ------------
                                                   1996       1997
                                                   ------   ------
 Deferred tax assets:
   Net operating loss carryforwards..........     $1,014    $  725
   Allowance for doubtful accounts...........        336       909
   Contested liabilities.....................        814     1,024
   Cash to accrual adjustments...............        778       460
   Other.....................................         17       119
                                               ---------- ---------
     Total deferred tax assets...............      2,959     3,237
 Deferred tax liabilities:
   Depreciation..............................         66       204
   Other.....................................         --        42
                                               ---------- ---------
     Total deferred tax liabilities..........         66       246
                                               ---------- ---------
 Net deferred tax assets.....................      2,893     2,991
 Valuation allowance.........................     (2,893)   (2,991)
                                               ---------- ---------
                                                 $    --       $--
                                                ========== =========

   Pursuant to Section 448 of the Internal Revenue Code, the Company was required to change from the cash to the accrual method of accounting. The effect of this change will be amortized over four years for tax purposes.

   The Company recorded no benefit or provision for income taxes for the years ended December 31, 1995 and 1996. A provision for Federal alternative minimum tax was recorded for the year ended December 31, 1997. The components of income tax expense for the year ended December 31, 1997 are as follows (in thousands):

                                                                 DECEMBER 31,
                                                                    1997
                                                                    ----

           Current Provision
              Federal..........................................    $ 171
              Federal alternative minimum tax..................       29
              State............................................       23

           Deferred benefit
             Federal .........................................       (86)
             State.............................................      (12)
             Benefit of net operating loss carryforwards ......      (96)
               ......................................

                                                                    ----
                                                                    $ 29
                                                                    =====


   The provision for income taxes results in an effective rate which differs from the Federal statutory rate as follows:

                                                        DECEMBER 31,
                                                            1997
                                                            ----

         Statutory Federal income tax rate................    35.0%
         Impact of graduated rate.........................    (1.0)
         State income taxes, net of Federal tax benefit...     4.6
         Federal alternative minimum tax..................     1.8
         Benefit of net operating loss carryforwards......   (38.6)
                                                             ======
         Effective rate...................................     1.8%
                                                             ======

12. QUARTERLY DATA - UNAUDITED:

    The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature (except as discussed in notes (B) and (C) below) and necessary for a fair presentation of the results of operations for the interim periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                            QUARTERS ENDED
                               --------------------------------------------------------------------------
                                                1996                                 1997
                               -------------------------------------- -----------------------------------
                               MAR. 31,  JUNE 30,  SEPT. 30, DEC. 31, MAR. 31, JUNE 30,  SEPT. 30  DEC. 31
 Net revenues.................. 4,722       8,485    7,652    11,356   12,372   16,464   25,757   31,264
 Gross margin (B) (C)..........   255         563      889       627    1,607    1,979    3,089    3,399
 Income (loss) from operations.  (444)       (409)    (740)     (916)     256      349      738      754
 Net income (loss) (B).........  (497)       (465)    (815)   (1,053)     137      214      413      855
                               ======== ========= ======== ========= ======== ======== ======== ========
 Basic earnings (loss) per
   share (A)................... (0.09)      (0.09)   (0.15)    (0.19)     0.03     0.04     0.08     0.10
                                ======== ========= ======== ========= ======== ======== ======== ========
 Weighted average common
   shares outstanding - basic
   (A)....................... .  5,403     5,403    5,403     5,403    5,403    5,403    5,403    8,324
                               ======== ========= ======== ========= ======== ======== ======== ========

 Diluted earnings (loss) per
   share (A)...................  (0.09)    (0.09)   (0.15)    (0.19)     0.03     0.04     0.07     0.10
                                ======== ========= ======== ========= ======== ======== ======== ========
 Weighted average common
   shares and equivalent -
   diluted (A)...........        5,403     5,403    5,403     5,403    5,474    5,646    5,760    8,709
                               ======== ========= ======== ========= ======== ======== ======== ========

   (A) The earnings (loss) per share amounts have been restated in accordance with SAB No. 98 and SFAS No. 128. Quarterly per share data may not total to annual per share data due to changes in shares outstanding for the periods. The increase in weighted shares in the fourth quarter of 1997 is due to the Company's initial public offering in October 1997.

   (B) Vendor disputes and other disputed charges resolved in the fourth quarter of 1997 resulted in net credits as estimated by management of approximately $300,000 recognized as lower cost of services and general and administrative expenses.

   (C) During the first quarter of 1997, the Company's gross margin improved by approximately $1.0 million over the fourth quarter of 1996. The improvement was due to (i) approximately $500,000 in costs accrued in the fourth quarter 1996 for disputed vendor obligations as compared to approximately $8,000 in costs accrued during the first quarter of 1997;
        (ii) approximately $400,000 of cost reductions in 1997 resulting from an increase in the utilization of alternative termination options; and
        (iii) to a lesser extent, an increase in the percentage of residential traffic originated on net.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

                                    PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

     The information concerning directors required for this item is incorporated by reference to the information contained under the captions "Election of Directors", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

   ITEM 11.   EXECUTIVE COMPENSATION

     The information required for this item is incorporated by reference to the information contained under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required for this item is incorporated by reference to the information contained under the caption "Ownership of the Capital Stock of the Company" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

                                     PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The  following  documents  are filed as part of this Annual  Report on Form
10-K:

     (a)  1.   FINANCIAL STATEMENTS. The financial statements of the Company and the related Report of Independent Public Accountants are filed as
               Item 8 hereof.

     (a)  2.   FINANCIAL  STATEMENT  SCHEDULE.  The Financial Statement Schedule
               described below is filed as part of this report.

                  Description:
                  ------------
                  Report of Independent Public Accountants
                  Schedule II - Valuation and Qualifying Accounts

     (a)  3.      EXHIBITS

                                  EXHIBIT INDEX

                                                                                                    Sequential
   Exhibit                                                                                             Page
   Number                                         Description                                         Number
------------   ---------------------------------------------------------------------------------   -----------
      3.1*     Amended and Restated Articles of Incorporation.
      3.2*     Amended and Restated Bylaws.
      4.1*     Specimen of Common Stock Certificate.

      4.2*     Warrant Agreement dated as of July 1, 1997 by and between Startec, Inc. and
               Signet Bank.
      4.3*     Form of Underwriters' Warrant Agreement (including Form of Warrant).
      4.4*     Voting Agreement dated as of July 31, 1997 by and between Ram Mukunda and

               Vijay and Usha Srinivas.

     10.1*     Secured Revolving Line of Credit Facility Agreement dated as of July 1, 1997 by and between Startec, Inc. and Signet Bank.
     10.2*     Lease by and between Vaswani Place Limited Partnership and Startec, Inc. dated as of September 1, 1994, as amended.

     10.3*     Agreement by and between World Communications, Inc. and Startec, Inc. dated as of April 25, 1990.

     10.4*     Co-Location and Facilities Management Services Agreement by and between
               Extranet Telecommunications, Inc. and Startec, Inc. dated as of August 28, 1997.

     10.5*     Employment Agreement dated as of July 1, 1997 by and between Startec, Inc. and
               Ram Makunda.
     10.6*     Employment Agreement dated as of July 1, 1997 by and between Startec, Inc. and
               Prabhav V. Maniyar.
     10.7*     Amended and Restated Stock Option Plan.
     10.8*     1997 Performance Incentive Plan.

     10.9*     Subscription Agreement by and among Blue Carol Enterprises, Limited, Startec,
               Inc. and Ram Mukunda dated as of February 8, 1995.

    10.10*     Agreement for Management Participation by and among Blue Carol Enterprises,
               Limited, Startec, Inc. and Ram Makunda dated as of February 8, 1995, as amended as of June 16, 1997.

    10.11*     Service Agreement by and between Companhia Santomensed De
               Telecommunicacoes and Startec, Inc. as amended on February 8, 1995.

    10.12*+    Lease Agreement between Companhia Protuguesa Radio Marconi, S.A. and
               Startec, Inc. dated as of June 15, 1996.

    10.13*+    Indefeasible Right of Use Agreement between Companhia Portuguesa Radio
               Marconi, S.A. and Startec, Inc. dated as of January 1, 1996.

    10.14*+    International Telecommunication Services Agreement between Videsh Sanchar
               Nigam Ltd. and Startec, Inc. dated as of November 12, 1992.

    10.15*+    Digital Service Agreement with Communications Transmission Group, Inc. dated as of October 25, 1994.

    10.16*+    Lease  Agreement  by and  between  GPT  Finance  Corporation  and
               Startec, Inc. dated as of January 10, 1990.

    10.17*+    Carrier Services Agreement by and between Frontier Communications Services,
               Inc. and Startec, Inc. dated as of February 26, 1997.



                                                                                                   Sequential

   Exhibit                                                                                            Page
    Number                                        Description                                        Number

-------------   -------------------------------------------------------------------------------   -----------
    10.18*+     Carrier Services Agreement by and between MFS International, Inc. and Startec,

                Inc. dated as of July 3, 1996.

    10.19*+     International Carrier Voice Service Agreement by and between MFS
                International, Inc. and Startec, Inc. dated as of June 6, 1996.

    10.20*+     Carrier Services Agreement by and between Cherry Communications, Inc. and
                Startec, Inc. dated as of June 7, 1995.

       11*#     Statement re Computation of per share earnings.
       12**     Not Applicable.
       13***    Annual Report to Security Holders.

       16       Not Applicable.
       18       Not Applicable.
       21       Not Applicable.
       22       Not Applicable.

     23.1* *    Consent of Arthur Andersen LLP.
       24       Not Applicable.

     27.1* *    Financial Data Schedule.


----------
Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-32753).

*#- Included in footnotes to financial statements.

**Filed herewith.

*** To be filed by amendment.

     Portions of the Exhibit have been omitted pursuant to a grant of Confidential Treatment by the Securities and Exchange Commission under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.


(b)   REPORTS ON FORM 8-K
      -------------------

     On November 17, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Montgomery County, State of Maryland, on the 31st day of March, 1998.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                    -----------------------------------------

                  Signatures                                  Title                                 Date
                  ----------                                  -----                                 ----
           /s/ Ram Mukunda               President, Chief Executive Officer, Treasurer and        March 31, 1998
 --------------------------------------     Director (Principal Executive Officer)
             Ram Mukunda



          /s/ Prabhav V. Maniyar          Senior Vice President, Chief Financial Officer,         March 31, 1998
 -------------------------------------    Secretary and Director(Principal Financial and
            Prabhav V. Maniyar                     Accounting Officer)


          /s/ Vijay Srinivas              Director                                                March 31, 1998
--------------------------------------
              Vijay Srinivas

         /s/ Nazir G. Dossani             Director                                                March 31, 1998
--------------------------------------
             Nazir G. Dossani

         /s/ Richard K. Prins             Director                                                March 31, 1998
--------------------------------------
             Richard K. Prins

                                  EXHIBIT INDEX

   EXHIBIT NO.               DESCRIPTION
   -----------               -----------

       23.1             Consent of Arthur Andersen LLP
       27.1             Financial Data Schedule

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To Startec Global Communications Corporation:

   We have audited, in accordance with generally accepted auditing standards, the financial statements of Startec Global Communications Corporation (a Maryland corporation) included in this Form 10-K and have issued our report thereon dated March 4, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

   Washington, D.C.,
   March 4, 1998

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                          (IN THOUSANDS)
               COLUMN A                 COLUMN B    COLUMN C       COLUMN D       COLUMN E     COLUMN F
               --------                 --------    --------       --------       --------     --------
                                                            ADDITIONS
                                                   -----------------------------
                                         BALANCE       CHARGED        CHARGED TO
                                          AT         TO COSTS        OTHER                       BALANCE
                                       BEGINNING       AND          ACCOUNTS-     DEDUCTIONS-    AT END OF
            DESCRIPTION                OF PERIOD    EXPENSES       DESCRIBER(A)   DESCRIBE(B)     PERIOD
            -----------                ---------    --------       ------------   -----------     ------
Reflected as reductions
  to the related assets:
  Provisions for uncollectible
   accounts (deductions from trade
   accounts receivable)
  Year ended December 31, 1995.........  $  752     $   150        $    174       $ (619)         $ 457
  Year ended December 31, 1996.........     457         783             464         (625)         1,079
  Year ended December 31, 1997.........   1,079          57           1,864         (647)         2,353

(a) Represents reduction of revenue for accrued credits on residential business.
(b) Represents amounts written off as uncollectible.