Form 10-Q
period 1998-03-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1998-04-28
CIK 1043310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                   OUTSTANDING AS OF
                CLASS                               APRIL 20, 1998
                -----                               --------------
        Common Stock, $.01 par value                   8,938,615

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                                                             Page
                                                                                             ----
     PART I.   FINANCIAL INFORMATION
           Item 1.  FINANCIAL STATEMENTS

                       Statements of  Operations ...........................................  3
                       Balance Sheets.......................................................  4
                       Statements of Cash Flows.............................................  5
                       Notes to Financial Statements........................................  6


           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS  ..................................   9

           Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............... 10



     PART II   OTHER INFORMATION

                       Item 1.  LEGAL PROCEEDINGS........................................... 11
                       Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS................... 11
                       Item 3.  DEFAULTS UPON SENIOR SECURITIES............................. 11
                       Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.......... 11
                       Item 5.  OTHER INFORMATION........................................... 11
                       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................ 11


     SIGNATURE  ............................................................................ 12

     EXHIBIT INDEX ......................................................................... 13

PART I  -   FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             -------------------------
                                                                1997          1998
                                                             -----------    ----------
              Net  revenues................................. $   12,372     $  29,891

              Cost of services..............................     10,765        25,655
                                                             -----------    ----------
                    Gross margin............................      1,607         4,236

              General and administrative expenses...........      1,151         2,691

              Selling and marketing expenses ...............        104           648

              Depreciation and amortization.................         96           184
                                                             -----------    ----------

                    Income  from operations.................        256           713

              Interest expense..............................        117           153

              Interest income...............................          1           359
                                                             -----------    ----------

                    Income before income tax provision......        140           919

              Income tax provision..........................          3            20
                                                             -----------   ----------
                    Net income.............................. $      137     $     899
                                                             ===========    ==========
              Basic earnings per share...................... $     0.03     $    0.10
                                                             ===========    ==========
              Weighted average common shares outstanding -
                  basic ....................................      5,403         8,909
                                                             ===========    ==========
              Diluted earnings per share.................... $     0.03      $   0.10
                                                             ===========    ==========
              Weighted average common and equivalent shares
                  outstanding - diluted ....................      5,474         9,365
                                                             ===========    ==========


        The accompanying notes are an integral part of these statements.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  DECEMBER 31,     MARCH 31,
                                                                                                     1997            1998
                                                                                                 ------------   -------------
                                                        ASSETS                                                   (Unaudited)
       CURRENT ASSETS:
          Cash and cash equivalents.............................................................  $   26,114      $   24,067
          Accounts receivable, net of allowance for doubtful accounts of approximately
              $2,353 and $3,485 respectively....................................................      16,980          20,307
          Accounts receivable, related party....................................................         377             945
          Other current assets..................................................................       1,743             802
                                                                                                  ----------      ----------
              Total current assets..............................................................      45,214          46,121
                                                                                                  ----------      ----------
       PROPERTY AND EQUIPMENT:
          Long distance communications equipment................................................       3,305           6,763
          Computer and office equipment.........................................................       1,024           1,494
          Less - Accumulated depreciation and amortization......................................      (1,240)         (1,424)
                                                                                                  ----------      -----------
                                                                                                       3,089           6,833
          Construction in progress..............................................................       2,095             992
                                                                                                  ----------      ----------
              Total property and equipment, net.................................................       5,184           7,825
                                                                                                  ----------      ----------
          Deferred debt financing costs, net....................................................         952             832
          Restricted cash.......................................................................         180             180
                                                                                                  ----------      ----------
              Total assets......................................................................  $   51,530      $   54,958
                                                                                                  ==========      ==========
                                               LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
          Accounts payable......................................................................  $   15,420      $   18,378
          Accrued expenses......................................................................       3,728           3,033
          Capital lease obligations.............................................................         331             377
                                                                                                  ----------      ----------
              Total current liabilities.........................................................      19,479          21,788
                                                                                                  ----------      ----------
          Capital lease obligations, net of current portion.....................................         417             365
          Notes payable to individuals and other, net of current portion........................          44              44
                                                                                                  ----------      ----------
              Total liabilities.................................................................      19,940          22,197
                                                                                                  ----------      ----------
       COMMITMENTS AND CONTINGENCIES (NOTE 4)
       STOCKHOLDERS' EQUITY:
          Preferred stock; $1.00 par value; 100,000 shares authorized; no shares issued and
             outstanding                                                                                  --              --
          Common stock; $0.01 par value; 20,000,000 shares authorized;
             8,811,999 shares issued and outstanding at December 31,
             1997; 8,938,615 shares issued and  outstanding at March 31, 1998...................          88              89
          Additional paid-in capital............................................................      35,528          35,786
          Warrants..............................................................................       1,693           1,693
          Unearned compensation.................................................................        (241)           (228)
          Accumulated deficit ..................................................................      (5,478)         (4,579)
                                                                                                  ----------     -----------
          Total stockholders' equity............................................................      31,590          32,761
                                                                                                  ----------    ------------
          Total liabilities and stockholders' equity............................................      51,530          54,958
                                                                                                  ==========    ============

           The accompanying notes are an integral part of these balance sheets.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         ----------------------
                                                                            1997       1998
                                                                         ---------  ---------
     OPERATING ACTIVITIES:
        Net income......................................................  $   137   $    899
        Adjustments to net income -
           Depreciation and amortization................................       96        184
           Compensation pursuant to stock options ......................       11         13
           Amortization of deferred debt financing costs, net...........       --        120
        Changes in operating assets and liabilities:
             Accounts receivable, net...................................     (585)    (3,327)
             Accounts receivable, related party.........................     (300)      (568)
             Other current assets.......................................      (15)       941
             Accounts payable ..........................................       761     2,958
             Accrued expenses...........................................        73      (695)
                                                                          --------  ---------
                   Net cash provided by operating activities............       178       525
                                                                          --------  ---------

     INVESTING ACTIVITIES:
         Purchases of property and equipment............................       (64)   (2,741)
                                                                          --------  ---------
                 Net cash used in investing activities..................       (64)   (2,741)
                                                                          --------  --------

     FINANCING ACTIVITIES:
         Net borrowings under receivables-based credit facility.........        34        --
         Proceeds from exercises of stock options.......................        --       259
         Repayments under capital lease obligations.....................       (57)      (90)
                                                                          --------  --------
                  Net cash (used in) provided by financing activities ..       (23)      169
                                                                          --------  --------
          Net increase (decrease) in cash and cash equivalents..........        91    (2,047)
          Cash and cash equivalents at the beginning of the period   ...       148    26,114
                                                                          --------  --------
          Cash and cash equivalents at the end of the period ...........       239    24,067
                                                                         =========  ========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid..................................................... $      99  $     32
                                                                         =========  ========
      Income taxes paid................................................. $      --  $     --
                                                                         =========  ========
     SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

      Equipment acquired under capital lease............................ $      48  $     84
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

INITIAL PUBLIC OFFERING

     In October 1997, the Company completed an initial public offering of its common stock (the "Offering"). Together with the exercise of the underwriters' overallotment option in November 1997, the Offering placed 3,277,500 shares of common stock, yielding net proceeds to the Company of approximately $35 million. The Company is using the net proceeds of the Offering to acquire cable facilities, switching, compression and other related telecommunications equipment, for marketing programs, and for working capital and other gerneral corporate purposes.

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

2. SIGNIFICANT ACCOUNTING PRINCIPLES:

GENERAL

    In addition to the principles identified below, Note 2 of the Notes to Financial Statements, as set forth in the Company's Annual Report on Form 10-K, summarizes the Company's significant accounting principles.

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

BASIS OF PREPARATION OF INTERIM FINANCIAL INFORMATION

    The financial statements included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's most recently filed Annual Report on Form 10-K. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk are accounts receivable. Residential accounts receivable consist of individually small amounts due from geographically dispersed customers. Carrier accounts receivable represent amounts due from long-distance carriers. The Company's allowance for doubtful accounts is based on current market conditions. The Company's four largest carrier customers represented approximately 44 and 37 percent of gross accounts receivable as of December 31, 1997, and March 31, 1998, respectively. The Company's five largest carrier customers represented approximately 47 percent of net revenues for the three month period ended March 31, 1998. Purchases from the five largest suppliers represented approximately 44 percent of cost of services for three month period ended March 31, 1998.

EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share." Statement No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In February 1998, the SEC released Staff Accounting Bulletin ("SAB") No. 98, which revised the previous "cheap stock" rules for earnings per share calculations in initial public offerings under SAB No. 83. SAB No. 98 essentially replaces the term "cheap stock" with "nominal issuances" of common stock. Nominal issuances arise when a company issues common stock, options, or warrants for nominal consideration in the periods preceding the initial public offering. SAB No. 98 was effective immediately, and also reflects the requirements of SFAS No. 128. The Company restated its earnings per share for all periods presented to be consistent with SFAS No. 128 and SAB No.
98. Weighted average common and equivalent share amounts are derived as follows:

                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                       THREE MONTHS
                                                                           ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                     1997         1998
                                                                 -----------   ------------
                                                                          (unaudited)
              Weighted average common shares
                 outstanding - basic .....................          5,403          8,909
              Dilutive effect of stock options
                 and warrants ............................             71            456
                                                                ---------       --------
              Weighted average common and equivalent
                 shares outstanding-diluted ..............          5,474          9,365
                                                                =========       ========

              Per Share Amounts:
                 Basic ...................................      $    0.03       $   0.10
                                                                =========       ========
                 Diluted .................................      $    0.03       $   0.10
                                                                =========       ========

3. STOCK AND STOCK RIGHTS:

STOCK OPTION PLAN

Amended and Restated Stock Option Plan

     The Company maintains a stock option plan, reserving 270,000 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. Options granted under this plan may be exercised only upon the occurrence of any of the following events: (i) a sale of more than 50 percent of the issued and outstanding shares of stock in one transaction, (ii) a dissolution or liquidation of the Company,
(iii) a merger or consolidation in which the Company is not the surviving corporation, (iv) a filing by the Company of an effective registration statement under the Securities Act of 1933, as amended, or (v) the seventh anniversary of the date of full-time employment of the optionee. As a result of the Company's offering, all options under this plan are currently exercisable.

1997 Performance Incentive Plan

     In  August  1997,  the  stockholders  of  the  Company  approved  the  1997
Performance Incentive Plan (the "Performance Plan"). The Performance Plan provides for the award to eligible employees of the Company and others of stock options, stock appreciation rights, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. The Performance Plan reserves 750,000 shares of Common Stock for issuance, and the Company may grant options covering up to 480,000 shares of Common Stock without triggering the antidilution provisions of certain warrants issued in connection with an existing credit facility. The options expire 10 years from the date of grant and vest ratably over five years. The Performance Plan provides that all outstanding options become fully vested in the event of a change in control, as defined. As of March 31, 1998, approximately 419,000 options have been granted under the Performance Plan. The Performance Plan constitutes an unfunded plan for incentive compensation purposes.

STOCKHOLDER RIGHTS PLAN

     The Board of Directors has adopted a stockholder rights plan ("Rights" and "Rights Plan"), which is designed to protect the rights of its Stockholders and to deter coercive or unfair takeover tactics. It is not in response to any acquisition proposal. Preferred stock purchase rights have been granted as a dividend at the rate of one Right for each outstanding share of Common Stock held of record as of the close of business on April 3, 1998.

     Each Right, when exercisable, would entitle the holder thereof to purchase 1/1,000th of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), at a price of $175 per 1/1000th share. The Company's Board of Directors designated 25,000 shares of the authorized Preferred Stock for this purpose. The Rights, which have no voting rights, will expire on March 25, 2008.

     At the time of adoption of the Rights Plan, the Rights are neither exercisable nor traded separately from the Common Stock. Subject to certain limited exceptions, the Rights will be exercisable only if a person or group, other than an Exempt Person, as defined in the Rights Plan, becomes the beneficial owner of 10% or more of the Common Stock or announces a tender or exchange offer which would result in its ownership of 10% or more of the Common Stock. Ten days after a public announcement that a person has become the beneficial owner of 10% or more of the Common Stock or ten days following the commencement of a tender or exchange offer which would result in a person becoming the beneficial owner of 10% or more of the Common Stock (the earlier of which is called the "Distribution Date"), each holder of a Right, other than the acquiring person, would be entitled to purchase a certain number of shares of Common Stock for each Right at one-half of the then-current market price. If the Company is acquired in a merger, or 50% or more of the Company's assets are sold in one or more related transactions, each Right would entitle the holder thereof to purchase common stock of the acquiring company at one half of the then-market price of such common stock.

     At any time after a person or group becomes the beneficial owner of 10% or more of the Common Stock, the Board of Directors may exchange one share of Common Stock for each Right, other than Rights held by the acquiring person. Generally, the Board of Directors may redeem the Rights at any time until 10 days following the public announcement that a person or group of persons has acquired beneficial ownership of 10% or more of the outstanding Common Stock. The redemption price is $.001 per Right.

4. COMMITMENTS AND CONTINGENCIES:

LITIGATION

     Certain claims and suits have been filed or are pending against the Company. In management's opinion, resolution of these matters will not have a material impact on the Company's financial position or results of operations and adequate provision for any potential losses has been made in the accompanying financial statements.

OTHER

     As of March 31,1998, the Company committed to purchase approximately $3.0 million in switching equipment and transmission capacity.

5. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company adopted both of these standards during the three month period ended March 31, 1998.

     SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income", to be reported in the financial statements and/or notes thereto. Since the Company does not have any components of "other comprehensive income," reported net income is the same as "total comprehensive income" for the three months ended March 31, 1997 and 1998.

     SFAS No. 131 requires an entity to disclose financial and descriptive information about its reportable operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is not required for interim financial reporting purposes during 1998. The Company is in the process of assessing the additional disclosures, if any, required by SFAS No. 131. However, such adoption will not impact the Company's results of operations or financial position, since it relates only to disclosures.

6. SUBSEQUENT EVENTS

     The Company plans to reorganize into a holding company structure and to make a private offering of $225 million of high yield notes. The unsecured notes will be offered in a private placement exempt from the registration requirements of the Securities Act of 1933 ("the Act"), and will be eligible for resale pursuant to Rule 144A of the Act. As part of the first stage of reorganization, the Company has organized a wholly-owned Delaware subsidiary corporation to act as a holding company for a series of additionally formed Delaware subsidiary corporations. See further discussion under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company and First Union National Bank (as successor to Signet Bank) have agreed in principle to amend the Company's existing credit facility with Signet Bank in the second quarter of 1998. In conjunction with this amendment, the Company expects to expense, as an extraordinary item, approximately $800,000 of unamortized deferred debt financing costs, in the second quarter of 1998. See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

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

                                                                       THREE MONTHS
                                                                           ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                     1997         1998
                                                                 -----------   ------------
             Net revenues .................................         100.0 %       100.0 %
             Cost of services .............................          87.0          85.8
                                                                 --------      --------
               Gross margin ...............................          13.0          14.2

             General and adminsitrative expenses ..........           9.3           9.0

             Selling and marketing expenses ...............           0.8           2.2

             Depreciation and amortization ................           0.8           0.6
                                                                 --------      --------
               Income from operations......................           2.1           2.4

             Interest expense .............................          (1.0)         (0.5)

             Interest income ..............................            --           1.2
                                                                 --------      --------
               Income before income tax provision .........           1.1           3.1

             Income tax provision .........................            --          (0.1)
                                                                 --------      --------

               Net income .................................           1.1%          3.0%
                                                                 ========      ========



THREE MONTH PERIOD ENDED MARCH 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1997

     Net Revenues. Net revenues for the three-month period ended March 31, 1998 increased approximately $17.5 million or 141.1 percent, to approximately $29.9 million from $12.4 million for the three-month period ended March 31, 1997. Residential revenue increased in comparative periods by approximately $6.6 million or 143.5 percent, to approximately $11.2 million for the three-month period ended March 31, 1998, from approximately $4.6 million during three month period ended March 31, 1997. The increase in residential revenue was due to an increase in residential customers to over 83,900 at March 31, 1998 from approximately 33,700 at March 31, 1997. Carrier revenue for the three-month period ended March 31, 1998 increased approximately $10.9 million or 139.7 percent, to approximately $18.7 million from approximately $7.8 million for the three-month period ended March 31, 1997. The increase in carrier revenues was due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to additional carrier customers and increased sales to existing carrier customers.

     Gross Margin. Gross margin increased by approximately $2.6 million to $4.2 million for the three-month period ended March 31, 1998 from $1.6 million for the three-month period ended March 31, 1997. Gross margin improved as a percentage of net revenues for the three-month period ended March 31, 1998 to
14.2 percent from 13.0 percent for the three-month period ended March 31, 1997. Gross margin for the three-month period ended March 31, 1998 improved due to an increase in the traffic originated on the Company's own network and improved termination costs.

     General and Administrative. General and administrative expenses for the three-month period ended March 31, 1998 increased 125 percent to approximately $2.7 million from $1.2 million for the three-month period ended March 31, 1997. As a percentage of net revenues, general and administrative expenses declined to
9.0 percent from 9.3 percent for the respective periods. The increase in dollar amounts was primarily due to an increase in personnel to 177 employees at March 31, 1998 from 54 employees at March 31, 1997, and to a lesser extent, an increase in billing processing fees.

     Selling and Marketing. Selling and marketing expenses for the three-month period ended March 31, 1998 increased to approximately $648,000 from approximately $104,000 for the three-month period ended March 31, 1997. As a percentage of net revenues, selling and marketing expenses increased to 2.2 percent from 0.8 percent in the respective periods. The increase in dollar amounts was primarily due to the Company's efforts to market to new customers, and increased efforts to market to existing customer groups.

     Depreciation and Amortization. Depreciation and amortization expenses for the three-month period ended March 31, 1998 increased to approximately $184,000 from $96,000 for the three-month period ended March 31, 1997, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

     Interest. Interest expense for the three month period ended March 31, 1998 increased to approximately $153,000 from $117,000 for the three month period ended March 31, 1997, as a result of additional debt incurred by the Company to fund working capital needs. The Company also recorded interest income of approximately $359,000 for the three-month period ended March 31, 1998 representing interest earned on cash remaining from the Offering.

     Net Income. Net income was approximately $899,000 for the three-month period ended March 31, 1998 as compared to net income of approximately $137,000 for the three-month period ended March 31, 1997.

Liquidity and Capital Resources

     The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment, and payments on outstanding indebtedness. Prior to the completion of the Offering, the Company financed its activities through capital lease financing, notes payable from individuals, a credit and billing arrangement with a third party company (since terminated) and a loan facility with Signet Bank ("Signet Facility"). The Company has financed its activities since the completion of the Offering using the net proceeds therefrom along with amounts available under the Signet Facility and cash generated from operations. The Company and First Union National Bank (as successor to Signet Bank) have agreed in principle to amend the existing Signet Facility in the second quarter of 1998. The parties intend to amend the terms of the credit facility to provide for First Union's consent to the holding company reorganization and high-yield note offering described above and its waiver of compliance with certain affirmative and negative covenants that may be in conflict with certain terms of such reorganization and high-yield note offering. In particular, the parties contemplate that the credit facility will be amended such that certain key financial covenants will apply only in the event that the Company attempts to borrow amounts under the amended credit facility. As of the date hereof, assuming completion of the high-yield note offering, the Company would not be in compliance with these covenants, and, therefore, would be unable to borrow any amounts under the facility. First Union has also indicated that it will release the security interest it holds in the Company's common stock owned by Ram Mukunda and Vijay and Usha Srinivas. In conjunction with this amendment, the Company expects to expense, as an extraordinary item, approximately $800,000 of unamortized deferred debt financing costs, in the second quarter of 1998.

     The Company completed its initial public offering of 3,277,500 shares of its common stock in October 1997, the net proceeds of which (after underwriting discounts, commissions and other professional fees) approximated $35.0 million. The Company used a portion of the net proceeds to acquire cable facilities and switching, compression and related telecommunications equipment. Proceeds were also used for marketing programs, to pay down amounts due under the Signet Facility, for working capital and general corporate purposes.

     The Company's cash and cash equivalents increased to approximately $24.1 million at March 31, 1998 from approximately $239,000 at March 31, 1997. Net cash provided by operating activities was approximately $525,000 for the three-month period ended March 31, 1998, as compared to net cash provided by operating activities of $178,000 for the three-month period ended March 31, 1997. The increase in cash from operations for the three-month period ended March 31, 1998 was primarily the result of an increase in net income.

     Net cash used in investing activities was approximately $2.7 million and $64,000 for the three-month periods ended March 31, 1998 and 1997, respectively. Net cash used in investing activities for the three-month period ended March 31, 1998 primarily related to capital expenditures to expand the Company's network infrastructure.

     Net cash provided by financing activities was approximately $169,000 for the three-month ended March 31, 1998, and net cash used in financing activities was approximately $23,000 for the three-month ended March 31, 1997. Cash provided by financing activities for the three-month ended March 31, 1998 primarily related to the exercise of employee stock options.

     The Company's business strategy contemplates aggregate capital expenditures (including working capital and other general corporate purposes) of approximately $152.8 million through December 31, 2000. Of such amount, the Company intends to use approximately $147.0 million to fund capital expenditures to expand and develop the Company's network, including the purchase and installation of switches and related network equipment, the acquisition of fiber optic cable capacity and the acquisition of satellite earth stations.

     In order to fund these planned expenditures, the Company is proposing to make a private placement of $225 million in high-yield notes (see Note 6 to the financial statements included in Item I hereof). In the event that this offering is completed, the Company expects that it will incur negative EBITDA and significant operating losses and net losses for the next several years as it incurs additional costs associated with the development and expansion of its network, the expansion of its marketing programs and its entry into new markets, the introduction of new telecommunications services, and as a result of the interest expense associated with its financing activities, including the high-yield debt offering.

     The Company has accrued approximately $2.1 million as of March 31, 1998, for disputed vendor obligations asserted by one of the Company's foreign carriers for minutes processed in excess of the minutes reflected on the Company's records. If the Company prevails in its disputes, these amounts or portions thereof would be credited to operations in the period of resolution. Conversely, if the Company does not prevail in its disputes, these amounts or portions thereof may be paid in cash.

     The Company's management is currently in the process of assessing the nature and extent of the potential impact of the Year 2000 issue on its systems and applications, including its billing, credit and call tracking systems, and intends to take steps to prevent failures in its systems and applications relating to Year 2000. Although many of the Company's operating systems are relatively new and have been certified to the Company as being Year 2000 compliant, there can be no assurance that the Company's systems will not be adversely affected by the Year 2000 issue. In addition, computers used by the Company's vendors providing services to the Company or computers used by the Company's customers that interface with the Company's computer systems may have Year 2000 problems, any of which may adversely affect the ability of those vendors to provide services to the Company, or in the case of the Company's carrier customers, to make payments to the Company. If any such system fails or experiences processing errors, such failures or errors may disrupt or corrupt the Company's systems. The Company is in the initial stages of verifying the Year 2000 compliance efforts of the third parties with which the Company's computer systems interface. Although management has not yet finalized its analysis, it does not expect that the costs to properly address the Year 2000 issue will have a material adverse effect on its results of operations or financial position. Failure of any of the Company's systems or applications, or the failure of the computer systems of its vendors or carrier customers could materially adversely affect the Company's business, financial condition and results of operations.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company adopted both of these standards during the three-month period ended March 31, 1998.

See "Notes to Financial Statements" in Item I for further discussion.

EFFECTS OF INFLATION

     Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This requirement is not currently applicable to the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     See Note 3 of the "Notes to the Financial Statements" for a discussion of this item.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       EXHIBITS
          --------

27.1      Financial Data Schedule

(b)       REPORTS ON FORM 8-K
          -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act 1934, the Registrant has duly caused this Report to be signed on its behalf by the undesigned, thereunto duly authorized, in Montgomery County, State of Maryland, on the 28th day of April, 1998.





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

   27.1   Financial Data Schedule