Form 10-K/A
period 1997-12-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1998-04-30
CIK 1043310

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A


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
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


  10411 MOTOR  CITY DRIVE, BETHESDA, MD                      20817
(ADDRESS  OF PRINCIPAL  EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (301) 365-8959
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities Registered Pursuant to Section 12(b) of the Act:     None

Securities Registered Pursuant to Section 12(b) of the Act:

                          Common Stock, $0.01 per value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Non-affiliates of Startec Global Communications Corporation held 3,977,500 shares of Common Stock as of March 20, 1998. The fair market value of the stock held by non-affiliates is $101,426,250 based on the sale price of the shares on March 20, 1998.

     As of March 20, 1998, 8,919,615 shares of Common Stock, par value $0.01, were outstanding.


                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS  OF THE Company

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information regarding the Company's directors, executive officers and key employees as of April 27, 1998.

     Directors and Executive Officers

NAME                             AGE    POSITION
-----------------------------   -----   --------------------------------------------------
Ram Mukunda .................    39     President, Chief Executive Officer, Treasurer and
                                        Director
Prabhav V. Maniyar ..........    38     Senior Vice President, Chief Financial Officer,
                                        Secretary and Director
Nazir G. Dossani ............    56     Director
Richard K. Prins ............    41     Director
Vijay Srinivas ..............    45     Director

     Certain Key Employees


NAME                            AGE    POSITION
--------------------------     -----   ----------------------------------------------
Anthony Das .................    44     Vice President of Corporate and International
                                        Affairs
Gustavo Pereira .............    44     Vice President of Engineering
Dhruva Kumar ................    28     Vice President of Global Carrier Services
Subhash Pai .................    31     Controller and Assistant Secretary
Tracy Behzad ................    35     Director of Human Resources
Ron Vassallo ................    32     Senior Manager, New Markets and Customer
                                        Relations

     RAM MUKUNDA is the founder of Startec Global. Prior to founding STARTEC in 1989, Mr. Mukunda was an Advisor in Strategic Planning with INTELSAT, an international consortium responsible for global satellite services. While at INTELSAT, he was responsible for issues relating to corporate, business, financial planning and strategic development. Prior to joining INTELSAT, he worked as a fixed-income analyst with Caine, Gressel. Mr. Mukunda earned a M.S. in Electrical Engineering from the University of Maryland. Mr. Mukunda and Mr. Srinivas are brothers-in-law.

     PRABHAV V. MANIYAR joined Startec Global as Chief Financial Officer in January 1997. From June 1993 until he joined the Company, Mr. Maniyar was the Chief Financial Officer of Eldyne, Inc., Unidyne Corporation and Diversified Control Systems, LLC, collectively know as the Witt Group of Companies. The Witt Group of Companies was acquired by the Titan Corporation in May 1996. From June 1985 to May 1993, he held progressively more responsible positions with NationsBank. Mr. Maniyar earned a B.S. in Economics from Virginia Commonwealth University and an M.A. in Economics from Old Dominion University.

     NAZIR G. DOSSANI joined Startec Global as a director in October 1997 at the completion of the Initial Public Offering. Mr. Dossani has been Vice President for Asset/Liability Management at Freddie Mac since January 1993. Prior to this position, Mr. Dossani was Vice President -- Pricing and Portfolio Analysis at Fannie Mae. Mr. Dossani received a Ph.D. in Regional Science from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania.

     RICHARD K. PRINS joined Startec Global as a director in October 1997 at the completion of the Initial Public Offering. Mr. Prins is currently Senior Vice President with Ferris, Baker Watts, Incorporated. From July 1988 through March 1996, he served as Managing Director of Investment Banking with Crestar
Securities Corporation. Mr. Prins received an M.B.A. from Oral Roberts University and a B.A. from Colgate University. He currently serves on the Board of Directors of Path Net, Inc., a domestic telecommunications company, and The Association for Corporate Growth, National Capital Chapter.

     VIJAY SRINIVAS is the brother-in-law of Ram Mukunda and is a founding director of the Company. He has a Ph.D. in Organic Chemistry from the University of North Dakota and is a senior research scientist at ELF Atochem, North America, a diversified chemical company.

     ANTHONY DAS joined Startec Global as Vice President of Corporate and International Affairs in February 1997. Prior to joining the Company, Mr. Das was a Senior Consultant at Armitage Associates from April 1996 to January 1997. Prior to joining Armitage Associates, he served as a Senior Career Executive in the Office of the Secretary, Department of Commerce from 1993 to 1995. From 1990 to 1993, Mr. Das was the Director of Public Communication at the State Department.

     GUSTAVO PEREIRA joined Startec Global in August 1995 and is Vice President for Engineering. From 1989 until he joined the Company in 1995, Mr. Pereira served as Director of Switching Systems for Marconi in Portugal. In this capacity he supervised more than 100 engineers and was responsible for Portugal's international telecommunications network.

     DHRUVA KUMAR joined Startec Global in April 1993 and is Vice President of Global Carrier Services. Prior to managing the Carrier Services group, Mr. Kumar held a series of progressively more responsible positions within the Company.

     SUBHASH PAI joined Startec Global in January 1992 and serves as Controller and Assistant Secretary. He is a CA/CPA. Prior to joining the Company, Mr. Pai held various positions with a multinational shipping company.

     TRACY BEHZAD joined Startec Global in January 1998 and is Director of Human Resources. Ms. Behzad's background includes over 15 years of progressively responsible positions in human resources management, including experience in labor relations and in the development of human resources departments within organizations.

     RON VASSALLO joined Startec Global in January 1998 and serves as Senior Manager, New Markets and Customer Relations. Prior to joining the Company, Mr. Vassallo was Vice President and a founding partner of MultiServices, Inc., a strategic marketing firm, and General Manager of World Access, Inc., an international affinity marketing company.

ITEM 11.   EXECUTIVE COMPENSATION


COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain summary information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chief Executive Officer and the other most highly compensated officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 (the "Named Officers"), with respect to the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                     --------------------------------------------- ---------------------------------------
                                                                       OTHER        RESTRICTED   SECURITIES       ALL
NAME AND                                                               ANNUAL          STOCK     UNDERLYING      OTHER
PRINCIPAL POSITION             YEAR      SALARY($)     BONUS($)   COMPENSATION($)    AWARDS($)   OPTIONS(#)   COMPENSATION
----------------------------- ------ ---------------- ---------- ----------------- ------------ ------------ -------------
Ram Mukunda ................. 1997        345,833(1)     --            30,800(2)       --               --         --
 President & Chief            1996        165,875        --            18,000(2)       --               --         --
 Executive Officer            1995        150,000        --                --          --               --         --
Prabhav Maniyar(3) .......... 1997        149,585        --                --          --          157,616         --
 Chief Financial Officer &    1996             --        --                --          --               --         --
 Secretary                    1995             --        --                --          --               --         --
Gustavo Pereira(4) .......... 1997        110,000        --                --          --            7,500         --
 Vice President--Engineering  1996        110,000        --                --          --               --         --
                              1995         32,000        --                --          --               --         --

----------
(1) Includes $150,000 accrued salary for prior periods.

(2) This amount includes the value of an automobile allowance.

(3) Mr. Maniyar joined the Company in January 1997.

(4) Mr. Pereira joined the Company in August 1995.

STOCK OPTION GRANTS

     The following table sets forth certain information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1997 to each of the Named Officers. No stock appreciation rights were granted during fiscal 1997.


                   OPTION GRANTS IN 1997 -- INDIVIDUAL GRANTS


                                                                                POTENTIAL REALIZABLE VALUE
                                                                                           AT
                                                                                 ASSUMED ANNUAL RATES OF
                            NUMBER OF    PERCENT OF                             STOCK PRICE APPRECIATION
                           SECURITIES   TOTAL OPTIONS                                      FOR
                           UNDERLYING    GRANTED TO      EXERCISE                    OPTION TERM(3)
                             OPTIONS    EMPLOYEES IN      PRICE/     EXPIRATION -------------------------
NAME                       GRANTED(#)    1997(%)(1)    SHARE($)(2)      DATE         5%           10%
------------------------- ------------ -------------- ------------- ----------- ------------ ------------
Ram Mukunda .............         --     --             --                  --          --           --
Prabhav Maniyar .........    107,616   16.10           1.85          1/19/2007   2,694,103    3,137,551
                              50,000    7.48          10.00          8/17/2007     811,050      944,550
Gustavo Pereira .........      7,500    1.12          10.00          8/17/2007     121,658      141,683

----------
(1) During 1997, the Company granted options to purchase a total of 668,366 shares of Common Stock.

(2) The exercise price was equal to the fair market value of the shares of Common Stock underlying the options on the date of grant.

(3) Amounts reflected in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. Actual gains, if any, on the stock option exercises and Common Stock holdings are dependent upon the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the holder of the option.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth certain information as of December 31, 1997 regarding the number and year end value of unexercised options to purchase Common Stock held by each of the Named Officers. No stock appreciation rights were exercised during fiscal 1997.

                       FISCAL 1997 YEAR-END OPTION VALUES


                                NUMBER OF SECURITIES            VALUE OF UNEXERCISED"
                               UNDERLYING UNEXERCISED               "IN-THE-MONEY"
                                 OPTIONS AT FISCAL                    OPTIONS AT
                                    YEAR END(#)                    FISCAL YEAR-END
NAME                         EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE ($)(1)
-------------------------   ---------------------------   ---------------------------------
Ram Mukunda .............               --                               --
Prabhav Maniyar .........         107,616/50,000                  2,208,818/618,750
Gustavo Pereira .........            0/7,500                          0/92,813

----------
(1) Options are "in-the-money" if the fair market value of underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $22.375 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1997 and the exercise price of the option, multiplied by the applicable number of shares underlying the options.


EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Ram Mukunda on July 1, 1997 (the "Mukunda Employment Agreement"), pursuant to which Mr. Mukunda holds the positions of President, Chief Executive Officer and Treasurer of the Company, is paid an annual base salary of $250,000 per year, is entitled to participate in the Company's 1997 Performance Incentive Plan, is eligible to receive a bonus of up to 40% of his base salary, as determined by the Compensation Committee of Board of Directors of the Company based upon the financial and operating performance of the Company, and is entitled to receive an automobile allowance of $1,500 per month. In addition, the Mukunda Employment Agreement provides that if there is a "Change of Control" (as defined herein), Mr. Mukunda will receive, for the longer of 12 months or the balance of the term under his employment agreement (which initially could be for a period of up to three years), the following benefits: (1) a severance payment equal to $20,830 per month; (2) a pro rata portion of the bonus applicable to the calendar year in which such termination occurs; (3) all accrued but unpaid base salary and other benefits as of the date of termination; and (4) such other benefits as he was eligible to participate in at and as of the date of termination.

     The Company also entered into an employment agreement with Prabhav Maniyar on July 1, 1997 (the "Maniyar Employment Agreement"), pursuant to which Mr. Maniyar holds the positions of Senior Vice President, Chief Financial Officer and Secretary of the Company, is paid an annual base salary of $175,000 per year, is entitled to participate in the Company's 1997 Performance Incentive Plan, is eligible to receive a bonus of up to 40% of his base salary, as determined by the Compensation Committee of Board of Directors of the Company based upon the financial and operating performance of the Company, and is entitled to receive an automobile allowance of $750 per month. In addition, the Maniyar Employment Agreement provides that if there is a "Change of Control" (as defined herein), Mr. Maniyar will receive, for the longer of 12 months or the balance of the term under his employment agreement (which initially could be for a period of up to three years), the following benefits: (1) a severance payment equal to $14,580 per month; (2) a pro rata portion of the bonus applicable to the calendar year in which such termination occurs; (3) all accrued but unpaid base salary and other benefits; and (4) such other benefits as he was eligible to participate in at and as of the date of termination.

     The Mukunda Employment Agreement and the Maniyar Employment Agreement each has an initial term of three years and is renewable for successive one year terms. In addition, the agreements also contain provisions which restrict the ability of Messrs. Mukunda and Maniyar to compete with the Company for a period of one year following termination.

     For purposes of the Mukunda Employment Agreement and the Maniyar Employment Agreement, a "Change of Control" shall be deemed to have occurred if (A) any person becomes a beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of all classes of the Company's then outstanding voting securities; or (B) during any period of two consecutive calendar years individuals who at the beginning of such period constitute the Board of Directors, cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the Company's stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved; or (C) the stockholders of the Company approve a merger or consolidation of the Company with any other company or entity, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation (exclusive of the situation where the merger or consolidation is effected in order to implement a recapitalization of the Company in which no person acquires more than 30% of the combined voting power of the Company's then outstanding securities); or (D) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

     The Board of Directors is currently in the process of considering increases in the compensation of Messrs. Mukunda and Maniyar, which increases, if granted, would be effective as of July 1, 1998 and would be consistent with compensation levels of other comparable companies in the telecommunications industry.

ITEM 12.   SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS

     The following table sets forth information, as of April 24, 1998, regarding beneficial ownership of the Company's Common Stock, by (i) each person or group known by the Company to beneficially own more than 5% or more of the Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company that is a Named Officer; and (iv) all directors and executive officers of the Company as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders.

                                                                         NUMBER OF SHARES
                                                                           BENEFICIALLY      PERCENT OF
BENEFICIAL OWNER(1)                                                          OWNED(2)          CLASS
---------------------------------------------------------------------   -----------------   -----------
Ram Mukunda .........................................................       3,579,675       40.0%
Blue Carol Enterprises Ltd(3) .......................................         807,124        9.0%
Vijay Srinivas(4) ...................................................         311,200        3.5%
Prabhav V. Maniyar ..................................................         108,616        1.2%
Nazir G. Dossani(5) .................................................           9,000          *
Richard K. Prins(6) .................................................           5,000          *
All directors and executive officers as a group (5 persons) .........       4,013,491       44.9%

----------
* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Unless otherwise noted, the address of all persons listed is c/o Startec Global Communications Corporation, 10411 Motor City Drive, Bethesda, MD 20817.

(2) Beneficial ownership is determined in accordance with the rules of the Commission. Shares of Common Stock subject to options, warrants or other rights to purchase which are currently exercisable or are exercisable within 60 days of April 24, 1998 are deemed outstanding for computing the percentage ownership of the persons holding such options, warrants or rights, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned.

(3) The address of Blue Carol Enterprises Ltd. is 930 Ocean Center Harbour City, Kowloon, Hong Kong. Blue Carol Enterprises Ltd. is an affiliate of Portugal Telecom International.

(4)  Such shares are held by Mr. Srinivas and his wife as joint tenants.

(5)  Consists of options to purchase 5,000 shares of Common Stock.

(6) Consists of options to purchase 5,000 shares of Common Stock. Excludes warrants to purchase 33,000 shares of Common Stock. In addition, Mr. Prins is a Senior Vice President of Ferris, Baker Watts, Incorporated, one of the underwriters of the Initial Public Offering, which received warrants to purchase up to 150,000 shares of the Common Stock in connection with the closing of Initial Public Offering, of which Mr. Prins received the 33,000 warrants referred to above. Such warrants are not currently exercisable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                              CERTAIN TRANSACTIONS

     The Company has an agreement with Companhia Santomensed De Telecommunicacoes ("CST"), an affiliate of Blue Carol Enterprises Ltd. ("Blue Carol"), which currently holds 9% of the outstanding shares of Common Stock, for the purchase and sale of long distance services. Revenues generated from this affiliate amounted to approximately $1,035,000, $1,501,000 and $1,900,000, or 10%, 5% and 2% of the Company's total revenues for the years ended December 31, 1995, 1996 and 1997, respectively. Services provided to the Company by this affiliate amounted to approximately $134,000, $663,000 and $680,000 of the Company's costs of services for the years ended December 31, 1995, 1996 and 1997, respectively. The Company also has a lease agreement with an affiliate of Blue Carol, Companhia Portuguesa Radio Marconi, S.A. ("Marconi"), for rights to use undersea fiber optic cable under which the Company is obligated to pay Marconi $38,330 semi-annually for five years on a resale basis.

     The Company provided long distance services to EAA, Inc. ("EAA"), an affiliate owned by Ram Mukunda, the Company's President and Chief Executive Officer. Payments received by the Company from EAA amounted to approximately $396,000 and $262,000 for the years ended December 31, 1995 and 1996, respectively. No services were provided in 1997. Accounts receivable from EAA were $167,000 and $64,000 as of December 31, 1995 and 1996, respectively. The Company believes that the services provided were on standard commercial terms, which are no less favorable than those available on an arms-length basis with an unaffiliated third party.

     The Company was indebted to Vijay and Usha Srinivas and Mrs. B.V. Mukunda under certain notes payable in the amounts of $46,000 and $100,000, respectively, which amounts were repaid in July 1997. Mr. and Mrs. Srinivas are the brother-in-law and sister, and Mrs. B.V. Mukunda is the mother, of Ram Mukunda, the Company's President and Chief Executive Officer. The interest rates on these notes ranged from 15% to 25%.

     In July 1997, the Company offered to exchange shares of its voting Common Stock for all of the issued and outstanding shares of its non-voting common stock, or alternatively, to repurchase such shares of non-voting common stock for cash. In connection therewith, Mr. Mukunda exchanged 17,175 shares of non-voting stock for an equal number of shares of voting Common Stock.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                      Registrant

                                      By: /s/ PRABHAV V. MANIYAR
                                          --------------------------------------
                                          Prabhav V. Maniyar
                                          Senior  Vice President and Chief
                                            Financial Officer


April 30, 1998