Form 10-Q
period 1998-06-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1998-08-26
CIK 1043310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                   OUTSTANDING AS OF
                CLASS                                AUGUST 5, 1998
                -----                                --------------
        Common Stock, $.01 par value                    8,964,315

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                   Page

PART I.   FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS

          Consolidated Statements of  Operations ............................. 3
          Consolidated Balance Sheets......................................... 4
          Consolidated Statements of Cash Flows............................... 5
          Notes to Consolidated Financial Statements.......................... 6

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS  ...........................  8

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  12


PART II   OTHER INFORMATION
     Item 1.  LEGAL PROCEEDINGS.............................................  12
     Item 2.  CHANGES IN SECURITIES.........................................  13
     Item 3.  DEFAULT UPON SENIOR SECURITIES AND USE OF PROCEEDS............  13
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS...........  13
     Item 5.  OTHER INFORMATION.............................................  13
     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  13
SIGNATURE  .................................................................. 13

EXHIBIT INDEX................................................................ 14

ITEM 1 -  FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              ----------------------------     --------------------------
                                                  1997           1998             1997          1998
                                              -------------   ------------     ------------  ------------
Net  revenues ............................         $ 16,464       $ 33,461         $ 28,836       $ 63,353
Cost of services .........................           14,485         28,829           25,250         54,485
                                                   --------       --------         --------       --------
Gross margin .............................            1,979          4,632            3,586          8,868
General and administrative expenses ......            1,310          4,161            2,461          6,852
Selling and marketing expenses ...........              202          1,113              306          1,761
Depreciation and amortization ............              118            524              214            708
                                                   --------       --------         --------       --------
Income (loss) from operations ............              349         (1,166)             605           (453)
Interest expense .........................              135          2,424              252          2,577
Interest income ..........................                4            943                5          1,302
                                                   --------       --------         --------       --------
Income (loss) before income tax provision               218         (2,647)             358         (1,728)
Income tax provision .....................                4             10                7             30
                                                   --------       --------         --------       --------
      Net income (loss) ..................         $    214       $ (2,657)        $    351         (1,758)
                                                   ========       ========         ========       ========
Net income (loss) per common share-basic .         $   0.04       $  (0.30)        $   0.06       $  (0.20)
                                                   ========       ========         ========       ========
Net income (loss) per common share-diluted         $   0.04       $  (0.30)        $   0.06       $  (0.20)
                                                   ========       ========         ========       ========
Weighted average common shares outstanding -
    basic ................................            5,403          8,942            5,403          8,926
                                                   ========       ========         ========       ========

Weighted average common shares
    outstanding-diluted ..................            5,646          8,942            5,589          8,926
                                                   ========       ========         ========       ========


  The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                                  DECEMBER 31,     JUNE 30,
                                                                                                     1997            1998
                                                                                                 -------------  --------------
                                                               ASSETS
       CURRENT ASSETS:                                                                                             (Unaudited)
          Cash and cash equivalents.............................................................      $ 26,114       $ 120,121
          Accounts receivable, net of allowance for doubtful accounts of  approximately
              $2,353 and $2,982 respectively....................................................        16,980         23,293
          Accounts receivable, related party....................................................           377            778
          Other current assets..................................................................         1,743          1,974
                                                                                                 -------------- --------------
              Total current assets..............................................................        45,214        146,166
                                                                                                 -------------- --------------
       PROPERTY AND EQUIPMENT:
          Long distance communications equipment................................................         3,305          7,010
          Computer and office equipment.........................................................         1,024          4,083
          Less - Accumulated depreciation and amortization......................................        (1,240)        (1,933)
                                                                                                 -------------- --------------
                                                                                                         3,089          9,160
          Construction in progress..............................................................         2,095          1,087
                                                                                                 -------------- --------------
              Total property and equipment, net.................................................         5,184         10,247
                                                                                                 -------------- --------------
       Deferred debt financing costs, net.......................................................           952          6,265
       Restricted cash and pledged securities...................................................           180         52,597
                                                                                                 -------------- --------------
              Total assets......................................................................      $ 51,530       $ 215,275
                                                                                                 ============== ==============
                                           LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:

            Accounts payable....................................................................      $ 15,420       $ 17,595
            Accrued expenses....................................................................         3,728          6,845
            Capital lease obligations...........................................................           331            381
                                                                                                 -------------- --------------
              Total current liabilities.........................................................        19,479         24,821
                                                                                                 -------------- --------------

       Capital lease obligations, net of current portion........................................           417            266
       Senior notes  payable....................................................................            --        157,917
       Notes payable to individuals and other, net of current portion...........................            44             --
                                                                                                 -------------- --------------
              Total liabilities.................................................................        19,940        183,004
                                                                                                 -------------- --------------
       COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
           Preferred stock,  $1.00 par value, 100,000 shares authorized; no shares issued........            --             --
           Common stock, $0.01 par value; 20,000,000 shares authorized at December 31, 1997 and             88             90
           June 30, 1998; 8,811,999 shares issued and outstanding at December 31, 1997;
           8,964,315 shares issued and  outstanding at June 30, 1998............................
          Additional paid-in capital............................................................        35,528         35,832
          Warrants..............................................................................         1,693          3,800
          Unearned compensation.................................................................         (241)          (215)
          Accumulated deficit ..................................................................       (5,478)        (7,236)
                                                                                                 -------------- --------------

          Total stockholders' equity............................................................        31,590         32,271
                                                                                                 -------------- --------------

          Total liabilities and stockholders' equity............................................    $   51,530    $  215,275
                                                                                                  ============== ==============

The accompanying notes are an integral part of these consolidated balance sheets.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          --------------------------
                                                                           1997               1998
                                                                          ------             ------
OPERATING ACTIVITIES:
  Net income (loss) .............................................       $     351          $  (1,758)
  Adjustments to net income (loss)
  Depreciation and amortization .................................             214                693
  Compensation pursuant to stock options ........................              23                 26
  Amortization of deferred debt financing costs and debt ........              --                348
    discounts
  Changes in operating assets and liabilities:
    Accounts receivable, net ....................................          (3,909)            (6,313)
    Accounts receivable, related party ..........................            (269)              (401)
    Other current assets ........................................             (20)              (231)
    Accounts payable ............................................           4,032              2,175
    Accrued expenses ............................................              92              3,117
                                                                        ---------          ---------
       Net cash provided by (used in) operating activities ......             514             (2,344)
                                                                        ---------          ---------
INVESTING ACTIVITIES:
    Purchases of property and equipment .........................            (184)            (5,672)
                                                                        ---------          ---------
       Net cash used in investing activities ....................            (184)            (5,672)
                                                                        ---------          ---------
FINANCING ACTIVITIES:
   Net borrowings under receivables-based credit facility .......           1,106                 --
   Proceeds from Senior notes and warrants offering .............              --            160,000
   Investments  in pledged securities ...........................              --            (52,417)
   Deferred debt financing costs ................................              --             (5,637)
   Proceeds from exercise of employee stock options .............              --                262
   Borrowings under notes payable to individuals and other ......             650                 --
   Payments under capital lease obligations .....................            (129)              (185)
                                                                        ---------          ---------
       Net cash  provided by financing activities ...............           1,627            102,023
                                                                        ---------          ---------
   Net increase in cash and cash equivalents ....................           1,957             94,007
   Cash and cash equivalents at the beginning of the period .....             148             26,114
                                                                        ---------          ---------
   Cash and cash equivalents at the end of  the period ..........       $   2,105          $ 120,121
                                                                        =========          =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid ................................................       $     269          $      63
                                                                        =========          =========
   Income taxes paid ............................................       $      --          $      --
                                                                        =========          =========

 SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Deferred debt financing and offering costs not paid ..........       $     433                 --
                                                                        =========          =========
   Note payable to individual, converted to common stock ........       $      --          $      44
                                                                        =========          =========
   Equipment acquired under capital lease .......................       $     378          $      84
                                                                        =========          =========

  The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

REORGANIZATION

     The Company's board of directors and stockholders have approved a reorganization pursuant to which the Company's corporate structure will be realigned to that of a publicly traded Delaware holding company. The reorganization will consist of the transfer of substantially all of the Company's assets into a newly incorporated Delaware subsidiary company (" New Parent"), and the subsequent transfer of those assets to multiple subsidiaries of the New Parent. After such transfer, the Company will be merged with and into the New Parent. As of June 30, 1998, the New Parent and its subsidiaries had been formed, but no transfer of assets had been made. The reorganization is expected to be completed during the fourth quarter ended December 1998 and will not have an impact on the consolidated financial statements of the Company.

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

     In the United States, the Federal Communications Commission ("FCC") and relevant state Public Service Commissions have the authority to regulate interstate and intrastate telephone service rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Legislation that substantially revised the U.S. Communications Act of 1934 was signed into law on February 8, 1997. This legislation has specific guidelines under which the Regional Bell Operating Companies ("RBOCs") can provide long-distance services, which will permit the RBOCs to compete with the Company in providing domestic and international long-distance services. Further, the legislation, among other things, opens local service markets to competition from any entity (including long-distance carriers, such as AT&T, cable television companies and utilities).

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

REVENUE  RECOGNITION

     Revenues for telecommunication services provided to customers are recognized as services are rendered, net of an allowance for revenue that the Company estimates will ultimately not be realized. The Company routinely evaluates its requirements for allowance for doubtful accounts. Upon receipt of favorable collection data, the Company reduced its allowance for doubtful accounts by approximately $337,000 during the three-month period ended June 30, 1998. Revenues for return traffic received according to the terms of the Company's operating agreements with its foreign partners are recognized as revenue as the return traffic is received and processed.

BASIS OF PREPARATION OF INTERIM FINANCIAL INFORMATION

     The financial statements included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's most recently filed Annual Report on Form 10-K. The results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk are accounts receivable. Residential accounts receivable consist of individually small amounts due from geographically dispersed customers. Carrier accounts receivable represent amounts due from long-distance carriers. The Company's allowance for doubtful accounts is based on current market conditions. The Company's four largest carrier customers represented approximately 44 and 31 percent of gross accounts receivable as of December 31, 1997, and June 30, 1998, respectively. The Company's five largest carrier customers represented approximately 33 percent of net revenues for the six-month period ended June 30, 1998. Purchases from the five largest suppliers represented approximately 38 percent of cost of services for six-month period ended June 30, 1998.

NET INCOME PER SHARE

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

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                    -----------------------------------------------------------------
                                                        1997          1998                1997            1998
                                                     ---------      --------            --------        --------
Weighted average common shares outstanding - basic       5,403        8,942               5,403            8,926
Dilutive effect of stock options and warrants .....        243           --                 186               --
                                                     ---------      --------            --------        ---------
Weighted average common shares outstanding -
    diluted .......................................      5,646        8,942               5,589            8,926
                                                     =========      ========            ========        =========
Per Share Amounts:
    Basic .........................................  $    0.04      $  (0.30)           $   0.06        $   (0.20)
                                                     =========      ========            ========        =========
    Diluted .......................................  $    0.04      $  (0.30)           $   0.06        $   (0.20)
                                                     =========      ========            ========        =========

3.   SENIOR NOTES AND WARRANTS OFFERING:

     In May 1998, the Company completed the placement of $160 million 12% senior notes due 2008 and warrants to purchase 200,226 shares of common stock at an exercise price of $24.20 per share. This placement yielded net proceeds of approximately $155 million, of which approximately $52 million was used to purchase U.S. Government obligations which have been pledged to fund the first six interest payments due on the senior notes, and the remainder of which will be used to expand and develop the Company's network. The network expansion will include the purchase of switches and compression equipment, acquisition of fiber optic cable facilities, and investment in and acquisition of satellite earth stations. The senior notes are recorded at a discount of $2.1 million to their face amount to reflect the value attributed to warrants. The senior notes are unsecured and require semi annual interest payments beginning November 15, 1998. The senior notes and warrants have certain registration rights.

4.   STOCK OPTION PLAN AMENDMENT:

     In July 1998 the stockholders approved an amendment to the 1997 Performance Incentive Plan to increase the number of shares available for issuance from 750,000 shares to 18.5 percent of the outstanding shares of the Company, and to revise the plan in order to continue to qualify awards thereunder as " performance - based" compensation not subject to the limitation on deductibility under Section 162(m) of the Internal Revenue Code.

5.   RELATED PARTY TRANSACTION:

     During the second quarter of 1998, the company advanced an aggregate of approximately $737,000 to certain of its employees and officers. The loans bear interest at a rate of 7.87% per year, and are due and payable on December 31, 1998. The loans are included in other current assets in the accompanying balance sheet.

6.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

     Certain claims have been asserted against the Company. In management's opinion, resolution of these matters will not have a material impact on the Company's business, financial condition or results of operations, and adequate provision for any potential losses has been made in the accompanying financial statements.

7.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     SFAS No. 130 requires "comprehensive income" and the components of "other comprehensive income," to be reported in the financial statements and/or notes thereto. As the Company did not have any components of "other comprehensive income" net income is the same as "total comprehensive income" for all periods presented.

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

     Results of Operations

     The following table sets forth-certain financial data as a percentage of net revenues for the periods indicated.


                                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                              -------------------  --------------------------
                                                               1997        1998           1997        1998
                                                             -------    --------     ----------   ---------
          Net revenues..................................      100.0 %     100.0 %        100.0 %     100.0 %
          Cost of services..............................       88.0        86.2           87.6        86.0
                                                             -------    --------     ----------   ---------
             Gross margin...............................       12.0        13.8           12.4        14.0
          General and administrative expenses...........        8.0        12.4            8.5        10.8
          Selling and marketing expenses................        1.2         3.3            1.1         2.8
          Depreciation and amortization.................        0.7         1.6            0.7         1.1
                                                             -------    --------     ----------   ---------
              Income (loss) from operations.............        2.1        (3.5)           2.1        (0.7)
          Interest expense..............................       (0.8)       (7.2)          (0.9)       (4.1)
          Interest income...............................          -         2.8              -         2.1
                                                             -------    --------     ----------   ---------
             Income (loss) before income tax provision..        1.3        (7.9)           1.2        (2.7)

          Income tax provision..........................          -           -              -        (0.1)
                                                             =======    ========     ==========   =========
             Net income (loss)..........................        1.3%       (7.9)%          1.2%       (2.8)%
                                                             =======    ========     ==========   =========


THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1997

     Net Revenues. Net revenues for the three months ended June 30, 1998 increased approximately $17.0 million or 103.3 percent, to approximately $33.5 million from $16.5 million for the three months ended June 30, 1997. Residential revenue increased in comparative periods by approximately $7.1 million or 120.3 percent, to approximately $13.0 million for the three-month period ended June 30, 1998 from approximately $5.9 million in the second quarter of 1997. The increase in residential revenue is due to an increase in the number of residential customers to over 93,500 as of June 30, 1998 from approximately 43,700 as of June 1997. Carrier revenue for the three-month period ended June 30, 1998 increased approximately $10.0 million or 95.2 percent, to approximately $20.5 million from approximately $10.5 million for the second quarter of 1997. The increase in carrier revenues is due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to new carrier customers and increased sales to existing carrier customers.

     Gross Margin. Gross margin increased by approximately $2.6 million to $4.6 million for the three-month period ended June 30, 1998 from $2.0 million for the three-month period ended June 30, 1997. Gross margin improved as a percentage of net revenues for the three-month period ended June 30, 1998 to 13.8 percent from 12 percent for the three-month period ended June 30, 1997. Gross margin for the three-month period ended June 30, 1998 improved due to an increase in the traffic originated on the Company's own network and improved termination costs.

     General and Administrative. General and administrative expenses for the three-month period ended June 30, 1998 increased 223.1 percent to approximately $4.2 million from $1.3 million for the three-month period ended June 30, 1997. As a percentage of net revenues, general and administrative expenses increased to 12.4 percent from 8.0 percent for the respective periods. The increase was primarily due to an increase in personnel to 266 at June 30, 1998 from 72 at June 30, 1997, and to a lesser extent, an increase in billing processing fees.

     Selling and Marketing. Selling and marketing expenses for the three-month period ended June 30, 1998 increased 444.6 percent to approximately $1.1 million from approximately $201,000 for the three-month period ended June 30, 1997. As a percentage of net revenues, selling and marketing expenses increased to 3.3 percent from 1.2 percent for the respective periods. The increase is primarily due to the Company's efforts to market to new, and increased efforts to market to existing, customer groups.

     Depreciation and Amortization. Depreciation and amortization expenses for the three-month period ended June 30, 1998 increased to approximately $524,000 from $118,000 for the three-month period ended June 30, 1997, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

     Interest. Interest expense for three-month period ended June 30, 1998 increased to approximately $2.4 million from $135,000 for the three-month period ended June 30, 1997, as a result of a senior notes offering by the Company. The Company also recorded interest income of approximately $943,000 for the three-month period ended June 30, 1998 as a result of investing the offering proceeds.

     Net Loss. Net loss was approximately $2.7 million for the three-month period ended June 30, 1998 as compared to net income of approximately $214,000 for the three-month period ended June 30, 1997.

SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1997

     Net Revenues. Net revenues for the six months ended June 30, 1998 increased approximately $34.6 million or 120.1 percent, to approximately $63.4 million from $28.8 million for the six months ended June 30, 1997. Residential revenue increased in comparative periods by approximately $13.7 million or 130.5 percent, to approximately $24.2 million for the six months ended June 30, 1998 from approximately $10.5 million for the six months ended June 30, 1997. The increase in residential revenue is due to an increase in the number of residential customers to over 93,500 as of June 1998 from approximately 43,700 as of June 1997. Carrier revenue for the six-month period ended June 30, 1998 increased approximately $20.9 million or 114.2 percent, to approximately $39.2 million from approximately $18.3 million for the six months ended June 30, 1997. The increase in carrier revenues is due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to new carrier customers and increased sales to existing carrier customers.

     Gross Margin. Gross margin increased by approximately $5.3 million to $8.9 million for the six-month period ended June 30, 1998 from $3.6 million for the six-month period ended June 30, 1997. Gross margin improved as a percentage of net revenues for the six-month period ended June 30, 1998 to 14.0 percent from
12.4 percent for the six-month period ended June 30, 1997. Gross margin for the six-month period ended June 30, 1998 improved due to an increase in the traffic originated on the Company's own network, improved termination costs, and the favorable adjustment to the allowance for doubtful accounts in the second quarter of 1998.

     General and Administrative. General and administrative expenses for the six-month period ended June 30, 1998 increased 176 percent to approximately $6.9 million from $2.5 million for the six-month period ended June 30, 1997. As a percentage of net revenues, general and administrative expenses increased to
10.8 percent from 8.5 percent for the respective periods. The increase was primarily due to an increase in personnel to 266 at June 30, 1998 from 72 at June 30, 1997, and to a lesser extent, an increase in billing processing fees.

     Selling and Marketing. Selling and marketing expenses for the six-month period ended June 30, 1998 increased 488.2 percent to approximately $1.8 million from approximately $306,000 for the six-month period ended June 30, 1997. As a percentage of net revenues, selling and marketing expenses increased to 2.8 percent from 1.1 percent for the respective periods. The increase is primarily due to the Company's efforts to market to new, and increased efforts to market to existing, customer groups.

     Depreciation and Amortization. Depreciation and amortization expenses for the six month period ended June 30, 1998 increased to approximately $708,000 from $214,000 for the six-month period ended June 30, 1997, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

     Interest. Interest expense for the six-month period ended June 30, 1998 increased to approximately $2.6 million from $252,000 for the six-month period ended June 30, 1997, as a result of a senior notes offering by the Company. The Company also recorded interest income of approximately $1.3 million for the six-month period ended June 30, 1998 as a result of investing the offering proceeds.

     Net Loss. Net loss was approximately $1.8 million for the six-month period ended June 30, 1998 as compared to a net income of approximately $351,000 in for the six-month period ended June 30, 1997.

     Liquidity and Capital Resources

     The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment, and payments on outstanding indebtedness. Prior to the completion of its initial public offering, the Company financed its activities through capital lease financings, notes payable from individuals, a credit arrangement with a third party company (since terminated) and a secured revolving line of credit arrangement with a bank. The credit facility provides for maximum borrowings of the lesser of $15 million or 85% of eligible accounts receivable, as defined, until maturity on December 31, 1999. The Company may elect to pay quarterly interest payments at the prime rate, plus 2%, or the adjusted LIBOR, plus 4%. The credit facility is secured by substantially all of the Company's assets. The credit facility recently was amended in connection with the senior notes offering and Reorganization. The amended credit facility has certain key financial covenants that apply only if the Company attempts to borrow. The Company is currently not in compliance with these covenants and therefore, would be unable to borrow any amounts under the credit facility.

     The Company completed its initial public offering of 3,277,500 shares of its common stock in October 1997, the net proceeds of which (after underwriting discounts, commissions and other professional fees) approximated $35.0 million. The Company used a portion of the net proceeds to acquire cable facilities and switching, compression and related telecommunications equipment. Proceeds were also used for marketing programs, to pay down amounts due under the credit facility and for working capital and general corporate purposes.

     In May 1998, the Company completed the placement of $160 million aggregate principal amount of 12% senior notes due 2008 and warrants to purchase 200,226 shares of common stock at an exercise price of $24.20 per share. This placement yielded net proceeds of approximately $155 million, of which approximately $52 million was used to purchase U.S. Government obligations which have been pledged to fund the first six interest payments due on the senior notes, and the remainder of which will be used to expand and develop the Company's network. The network expansion will include the purchase of switches and compression equipment, acquisition of fiber optic cable facilities, and investment in and acquisition of satellite earth stations. The senior notes are unsecured and require semi annual interest payments beginning November 15, 1998. The senior notes and warrants have certain registration rights.

     The Company's cash and cash equivalents increased to approximately $120 million at June 30, 1998 from approximately $26.1 million at December 31, 1997. Net cash used for operating activities was approximately $2.3 million for the six-month period ended June 30, 1998, as compared to net cash provided by operating activities of $514,000 for the six-month period ended June 30, 1997. The decrease in cash from operations for the six-month period ended June 30, 1998 was primarily the result of the net loss and an increase in accounts receivable, which was partially offset by increase in accounts payable and accrued expenses.

     Net cash used in investing activities was approximately $5.7 million and $184,000 for the six months ended June 30, 1998 and 1997, respectively. Net cash used in investing activities for the six months ended June 30, 1998 was primarily related to capital expenditures to expand the Company's network infrastructure.

     Net cash provided by financing activities was approximately $102 million and $1.6 million for the six months ended June 30, 1998 and 1997, respectively. The cash provided by financing activities for the six months ended June 30, 1998 primarily resulted from the senior notes offering.

     As a result of completing the senior note offering, the Company expects that it will incur negative EBITDA and significant operating losses and net losses for the next several years as it incurs additional costs associated with the development and expansion of its marketing programs and its entry into new markets, the introduction of new telecommunications services, and as a result of the interest expense associated with its financing activities. The Company's principal cash requirements will be for capital expenditures related to the Company's network development plan and for interest payments on the senior notes. Approximately $52 million of the net proceeds of the senior notes was used to purchase the pledged securities, which will assure holders of the notes that they will receive all scheduled cash interest payments through May 15, 2001. The Company may be required to obtain additional financing in order to pay interest in the senior notes after May 15, 2001 and to repay the notes at their maturity.

     The Company's business strategy contemplates aggregate capital expenditures (including capital expenditures, working capital and other general corporate purposes) of approximately $165.8 million through December 31, 2000. Of such amount, the Company intends to use approximately $152.8 million to fund capital expenditures to expand and develop the Company's network (including $5.8 million which has already been allocated to purchase the Los Angeles switch).

     During 1998, the Company plans to install a new international gateway switch in Los Angeles and to redeploy its Washington, D.C. switch to Chicago, where it will serve as a domestic switch. In addition, the Company plans to acquire (i) six additional switches during 1998 to be deployed during 1998 and early 1999 in Chile, France, Germany, Japan, the Netherlands and the United Kingdom; (ii) nine additional switches during 1999 to be deployed during 1999 and early 2000 in Australia, Belgium, Canada (two), Hong Kong, Italy, Mexico, Switzerland and Uganda and (iii) four additional switches in 2000 to be deployed during 2000 and early 2001 in Argentina, Brazil, India and Singapore. The Company also intends to invest in domestic land-based fiber optic cable facilities linking the East Coast and West Coast of the United States, and undersea fiber optic transmission facilities linking North America with Europe, the Pacific Rim, Asia and Latin America. Moreover, the Company plans to invest in or acquire two satellite earth stations during 1998 and 1999. From time to time, however, the Company is presented with marketing opportunities which may result in the relocation, redeployment, or alternative deployment of the Company's switches, points-of-presence, and other telecommunications equipment.

     After taking into account the net proceeds to the Company from the senior notes offering and the purchase of the pledged securities together with the Company's cash on hand and anticipated cash from operations, the Company expects that it will need approximately $40.0 million of additional financing to complete its capital spending plan through the end of 2000. Although the Company believes that it should be able to obtain this required financing from traditional sources, such as bank lenders, asset-based financiers or equipment vendors, there can be no assurance the Company will be successful in arranging such financing on terms its considers acceptable or at all. In the event that the Company is unable to obtain additional financing, it will be required to limit or curtail its expansion plans.

     The Company regularly reviews opportunities to further its business strategy through strategic alliances with, investment in, or acquisitions of businesses that it believes are complementary to the Company's current and planned operations. The Company, however, has no present commitments, agreements or understandings with respect to any particular strategic alliance, acquisition or investment. The Company's ability to consummate strategic alliances and acquisitions, and to make investments that may be of strategic significance to the Company, may require the Company to obtain additional debt and/or equity financing. There can be no assurance that the Company will be successful in arranging such financing on terms it considers acceptable or at all.

     The implementation of the Company's strategic plan, including the development and expansion of its network facilities, expansion of its marketing programs, and funding of operating losses and working capital needs, will require significant investment. The Company expects that the net proceeds of the senior notes offering together with cash on hand and cash flow from operations, will provide the Company with sufficient capital to fund currently planned capital expenditures and anticipated operating losses through the end of the first quarter 2000. There can be no assurance that the Company will not need additional financing sooner than currently anticipated. The need for additional financing depends on a variety of factors, including the rate and extent of the Company's expansion and new markets, the cost of an investment in additional switching and transmission facilities and ownership rights in fiber optic cable, the incurrence of costs to support the introduction of additional or enhanced services, and increased sales and marketing expenses. In addition, the Company may need additional financing to fund unanticipated working capital needs or to take advantage of unanticipated business opportunities, including acquisitions, investments or strategic alliances. The amount of the Company's actual future capital requirements also will depend upon many factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of this senior notes offering, together with cash on hand and internally generated funds, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional financing or to sell assets, to the extent permitted by the terms of the senior notes.

     The Company may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will obtain additional financing or, if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company. If the Company is able to raise additional funds through the incurrence of debt, it would likely become subject to additional restrictive financial covenants. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, the Company may be required to reduce the scope of its expansion, which could adversely affect the Company's business, financial condition and results of operations, its ability to compete and its ability to meet its obligations under the senior notes.

     Although the Company intends to implement the capital spending plan described above, it is possible that unanticipated business opportunities may arise which the Company's management may conclude are more favorable to the long-term prospects of the Company than those contemplated by the current capital spending plan. Management will have significant discretion in its decisions with respect to when and how to utilize the proceeds of the Offering.

     The Company has accrued approximately $2.1 million as of June 30, 1998 for disputed vendor obligations asserted by one of the Company's foreign carriers for minutes processed in excess of the minutes reflected on the Company's records. If the Company prevails in its disputes, these amounts or portions thereof would be credited to operations in the period of resolution. Conversely, if the Company does not prevail in its disputes, these amounts or portions thereof may be paid in cash.

     The Company's management is currently in the process of assessing the nature and extent of the potential impact of the Year 2000 issue on its systems and applications, including its billing, credit and call tracking systems, and intends to take steps to prevent failures in its systems and applications relating to Year 2000. Although many of the Company's operating systems are relatively new and have been certified to the Company as being Year 2000 compliant, there can be no assurance that the Company's systems will not be adversely affected by the Year 2000 issue. In addition, computers used by the Company's vendors providing services to the Company or computers used by the Company's customers that interface with the Company's computer systems may have Year 2000 problems, any of which may adversely affect the ability of those vendors to provide services to the Company, or in the case of the Company's carrier customers, to make payments to the Company. If any of such systems fails or experiences processing errors, such failures or errors may disrupt or corrupt the Company's systems. The Company is in the initial stages of verifying the Year 2000 compliance efforts of the third parties with which the Company's computer systems interface. Although management has not yet finalized its analysis, it does not expect that the costs to properly address the Year 2000 issue will have a material adverse effect on its results of operations or financial position. Failure of any of the Company's systems or applications or the failure, or errors in, the computer systems of its vendors or carrier customers could materially adversely affect the Company's business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This requirement is not currently applicable to the Company.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is not part to any lawsuit or proceeding which, in the opinion of management, is likely to have material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES

     On May 21, 1998, the Company issued 160,000 Units (the "Units") consisting of $160,000,000 aggregate principal amount of 12% Senior Notes due 2008 ("Notes") and warrants ("Warrants") to purchase an aggregate of 200,226 shares of its Common Stock (the "Warrant Shares"). Each Unit consists of (i) $1,000 principal amount of Notes and (ii) a Warrant to purchase 1.25141 Warrant Shares. The Units were issued and sold by the Company to Lehman Brothers Inc., Goldman, Sachs & Co. and ING Baring (U.S.) Securities, Inc. (collectively, the "Initial Purchasers") in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) thereof and subsequently resold by the Initial Purchasers pursuant to Rule 144A and Regulation S.

     Each Warrant,  when  exercised,  will entitle the holder thereof to receive
1.25141 fully paid and non-assessable Warrant Shares at an exercise price of $24.20 per share (the "Exercise Price"). The Exercise Price and the number of shares of Common Stock issuable upon exercise of a Warrant are both subject to adjustment in certain circumstances. The Warrants are exercisable to purchase an aggregate of 200,226 Warrant Shares representing (on a fully diluted basis, assuming all options, warrants and other stock rights outstanding are exercised on the date of this Prospectus) approximately 2.0% of the shares of Common Stock. The Warrants expire by their terms on May 15, 2008.


ITEM 3. DEFAULT UPON SENIOR SECURITIES AND USE OF PROCEEDS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None.

ITEM 6.

(a)   Exhibits

4.1 Indenture, dated as of May 21, 1998, between the Company and First Union National Bank, as Trustee.
4.2   Form of 12%  Series A Senior  Notes  due 2008  (included  as  Exhibit A to
      Exhibit 4.1)
4.3 Registration Rights Agreement, dated as of May 21, 1998, among the Company and Lehman Brothers Inc., Goldman, Scchs & Co., and ING Baring (U.S.) Securities, Inc.
4.4 Warrant Agreement, dated as of May 21, 1998, by and between the Company and First Union National Bank, as Warrant Agent
4.5   Form of Warrant (included as Exhibit A to Exhibit 4.4)
4.6 Collateral Pledge and Security Agreement, dated as of May 21, 1998, by and between the Company and First Union National Bank, as Trustee.
10.21 Agreement by and between Northern Telecom Inc. and the Company, dated as of December 23, 1997.
10.22 Indefeasible Right of Use Agreement by and between Teleglobe Cantat-3, Inc. and the Company, dated as of September 15, 1997 (Canus 1 Cable System).
10.23 Indefeasible Right of Use Agreement by and between Teleglobe Cantat-3, Inc. and the Company, dated as of September 15, 1997 (Cantat 3 Cable System).
27.1  Financial Data Schedule


(b)  REPORTS ON FORM 8-K

     Form 8-K's relating to certain press releases by the Company were filed on April 8, 1998, April 26, 1998, May 21, 1998 and June 4, 1998.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Montgomery County, State of Maryland, on the 14th day of August, 1998.

                                       STARTEC GLOBAL COMMUNICATIONS CORPORATION
                                       -----------------------------------------
                                       (Registrant)

                                       /s/ Prabhav V. Maniyar
                                           ------------------
                                           Prabhav V. Maniyar
                                           Chief Financial Officer

                                  EXHIBIT INDEX


   EXHIBIT NO.                                              DESCRIPTION


4.1 Indenture, dated as of May 21, 1998, between the Company and First Union National Bank, as Trustee.
4.2   Form of 12%  Series A Senior  Notes  due 2008  (included  as  Exhibit A to
      Exhibit 4.1)
4.3 Registration Rights Agreement, dated as of May 21, 1998, among the Company and Lehman Brothers Inc., Goldman, Scchs & Co., and ING Baring (U.S.) Securities, Inc.
4.4 Warrant Agreement, dated as of May 21, 1998, by and between the Company and First Union National Bank, as Warrant Agent
4.5   Form of Warrant (included as Exhibit A to Exhibit 4.4)
4.6 Collateral Pledge and Security Agreement, dated as of May 21, 1998, by and between the Company and First Union National Bank, as Trustee.
10.21 Agreement by and between Northern Telecom Inc. and the Company, dated as of December 23, 1997.
10.22 Indefeasible Right of Use Agreement by and between Teleglobe Cantat-3, Inc. and the Company, dated as of September 15, 1997 (Canus 1 Cable System).
10.23 Indefeasible Right of Use Agreement by and between Teleglobe Cantat-3, Inc. and the Company, dated as of September 15, 1997 (Cantat 3 Cable System).
27.1  Financial Data Schedule