Form 10-Q
period 1998-09-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1998-11-16
CIK 1043310

================================================================================
                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[X]    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       T0


                         COMMISSION FILE NUMBER: 0-23087

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

                              ------------------


                   MARYLAND                                  52-1660985
                   --------                                  ----------
     (State or other jurisdiction of        (I.R.S. employer identification no.)
      incorporation or organization)

     10411 MOTOR CITY DRIVE, BETHESDA, MD                    20817
--------------------------------------------              ----------
   (Address of principal executive offices)               (Zip code)


                              ------------------

                                (301) 365-8959
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.






                                  OUTSTANDING AS OF
             CLASS                NOVEMBER 2, 1998
------------------------------   ------------------
Common Stock, $.01 par value         8,964,815

================================================================================

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

                                                                                            PAGE
                                                                                           -----
PART I FINANCIAL INFORMATION

 Item 1. FINANCIAL STATEMENTS

   Condensed Consolidated Statements of Operations for the three and nine months ended
    September 30, 1998 and 1997 ..........................................................   3

   Condensed  Consolidated  Balance Sheets as of September 30, 1998 and December 31, 1997 .. 4

   Condensed  Consolidated  Statements  of Cash Flows for the nine months ended September 30, 1998 and 1997 ................................................ 5

   Notes to Condensed Consolidated Financial Statements ..................................   6

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ............................................... 9

 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK .......................................................................16

PART II OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS ...............................................................  16

 Item 2. CHANGES IN SECURITIES ...........................................................  16

 Item 3. DEFAULT UPON SENIOR SECURITIES AND USE OF PROCEEDS ..............................  16

 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS .............................  16

 Item 5. OTHER INFORMATION ...............................................................  17

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K ................................................  17

SIGNATURE ................................................................................  18

EXHIBIT INDEX ............................................................................  19


ITEM 1. FINANCIAL STATEMENTS

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -----------------------------   ----------------------------
                                                                 1997            1998            1997           1998
                                                            -------------   -------------   -------------   ------------
Net revenues ............................................     $  25,757       $  47,448       $  54,593      $ 110,800
Cost of services ........................................        22,668          41,952          47,919         96,436
                                                              ---------       ---------       ---------      ---------
 Gross margin ...........................................         3,089           5,496           6,674         14,364
General and administrative expenses .....................         1,820           6,091           4,281         12,974
Selling and marketing expenses ..........................           391           2,068             696          3,829
Depreciation and amortization ...........................           140             619             354          1,327
                                                              ---------       ---------       ---------      ---------
 Income (loss) from operations ..........................           738          (3,282)          1,343         (3,766)
Interest expense ........................................           326           5,130             578          7,707
Interest income .........................................             9           2,397              15          3,700
                                                              ---------       ---------       ---------      ---------
 Income (loss) before income tax provision ..............           421          (6,015)            780         (7,773)
Income tax provision ....................................             8              --              16             --
                                                              ---------       ---------       ---------      ---------
 Net income (loss) ......................................     $     413       $  (6,015)      $     764      $  (7,773)
                                                              =========       =========       =========      =========
Net income (loss) per common share-basic ................     $    0.08       $   (0.67)      $    0.14      $   (0.87)
                                                              =========       =========       =========      =========
Net income (loss) per common share-diluted ..............     $    0.07       $   (0.67)      $    0.14      $   (0.87)
                                                              =========       =========       =========      =========
Weighted average common shares outstanding -- basic .....         5,403           8,964           5,403          8,939
                                                              =========       =========       =========      =========
Weighted average common shares outstanding-diluted ......         5,760           8,964           5,634          8,939
                                                              =========       =========       =========      =========

       The accompanying notes are an integral part of these statements.

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                        DECEMBER 31,   SEPTEMBER 30,
                                                                                            1997           1998
                                                                                       -------------- --------------
                                                                                                        (unaudited)

                                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ...........................................................    $ 26,114      $ 108,287
 Accounts receivable, net of allowance for doubtful accounts of approximately
   $2,353 and $3,368 respectively ....................................................      16,980         29,748
 Accounts receivable, related party ..................................................         377            710
 Other current assets ................................................................       1,743          3,588
                                                                                          --------      ---------
   Total current assets ..............................................................      45,214        142,333
                                                                                          --------      ---------
PROPERTY AND EQUIPMENT:
 Long distance communications equipment ..............................................       3,305         17,158
 Computer and office equipment .......................................................       1,024          4,484
 Less -- Accumulated depreciation and amortization ...................................      (1,240)        (2,552)
                                                                                          --------      ---------
                                                                                             3,089         19,090
 Construction in progress ............................................................       2,095          3,665
                                                                                          --------      ---------
   Total property and equipment, net .................................................       5,184         22,755
                                                                                          --------      ---------
Deferred debt financing costs, net ...................................................         952          6,382
Other long term assets ...............................................................          --            150
Restricted cash and pledged securities ...............................................         180         52,597
                                                                                          --------      ---------
   Total assets ......................................................................    $ 51,530      $ 224,217
                                                                                          ========      =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable ....................................................................    $ 15,420      $  27,644
 Accrued expenses ....................................................................       3,728         11,780
 Capital lease obligations ...........................................................         331            391
                                                                                          --------      ---------
   Total current liabilities .........................................................      19,479         39,815
                                                                                          --------      ---------
Capital lease obligations, net of current portion ....................................         417            164
Senior notes payable .................................................................          --        157,969
Notes payable to individuals and other, net of current portion .......................          44             --
                                                                                          --------      ---------
   Total liabilities .................................................................      19,940        197,948
                                                                                          --------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value, 100,000 shares authorized; no shares issued --.....          --             --
 Common stock, $0.01 par value; 20,000,000 shares authorized at December 31, 1997 and September 30, 1998; 8,811,999 shares issued and outstanding at December 31,
   1997; 8,964,815 shares issued and outstanding at September 30, 1998 ...............          88             90
 Additional paid-in capital ..........................................................      35,528         35,832
 Warrants ............................................................................       1,693          3,800
 Unearned compensation ...............................................................        (241)          (202)
 Accumulated deficit .................................................................      (5,478)       (13,251)
                                                                                          --------      ---------
 Total stockholders' equity ..........................................................      31,590         26,269
                                                                                          --------      ---------
 Total liabilities and stockholders' equity ..........................................    $ 51,530      $ 224,217
                                                                                          ========      =========


      The accompanying notes are an integral part of these balance sheets.

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           --------------------------
                                                                               1997          1998
                                                                           ------------ -------------
OPERATING ACTIVITIES:
 Net income (loss) .......................................................  $     764     $  (7,773)
 Adjustments to net income (loss)
   Depreciation and amortization .........................................        354         1,327
   Compensation pursuant to stock options ................................         37            39
   Amortization of deferred debt financing costs and debt discounts ......        118           625
   Changes in operating assets and liabilities:
    Accounts receivable, net .............................................    (10,006)      (12,768)
    Accounts receivable, related party ...................................         78          (333)
    Other current assets .................................................       (272)       (1,845)
    Accounts payable .....................................................      8,032        12,224
    Accrued expenses .....................................................        137         8,052
                                                                            ---------     ---------
     Net cash used in operating activities ...............................       (758)         (452)
                                                                            ---------     ---------

INVESTING ACTIVITIES:
 Other long term investment ..............................................         --          (150)
 Purchases of property and equipment .....................................     (1,229)      (18,799)
                                                                            ---------     ---------
     Net cash used in investing activities ...............................     (1,229)      (18,949)
                                                                            ---------     ---------
FINANCING ACTIVITIES:
 Net borrowings under receivables-based credit facility ..................      4,700            --

 Proceeds from Senior notes and warrants offering ........................         --       160,000
 Investments in pledged securities .......................................         --       (52,417)
 Deferred debt financing costs ...........................................       (555)       (5,994)
 Proceeds from exercise of employee stock options ........................         --           262
 Purchase and retirement of nonvoting common stock .......................        (45)           --
 Borrowings under notes payable to individuals and other .................       (803)           --
 Payments under capital lease obligations ................................       (324)         (277)
                                                                            ---------     ---------
     Net cash provided by financing activities ...........................      2,973       101,574
                                                                            ---------     ---------
 Net increase in cash and cash equivalents ...............................        986        82,173
 Cash and cash equivalents at the beginning of the period ................        149        26,114
                                                                            ---------     ---------
 Cash and cash equivalents at the end of the period ......................  $   1,135     $ 108,287
                                                                            =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid ............................................................  $     270     $      80
                                                                            =========     =========
Income taxes paid ........................................................  $      --     $      --
                                                                            =========     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

Deferred debt financing and offering costs not paid ......................  $     986     $      --
                                                                            =========     =========
Note payable to individual, converted to common stock ....................  $      --     $      44
                                                                            =========     =========
Equipment acquired under capital lease ...................................  $     378     $      84
                                                                            =========     =========

        The accompanying notes are an integral part of these statements.

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

REORGANIZATION

     The Company's board of directors and stockholders have approved a reorganization pursuant to which the Company's corporate structure will be realigned to that of a publicly traded Delaware holding company. The reorganization will consist of the transfer of substantially all of the Company's assets into a newly incorporated Delaware subsidiary company ("New Parent"), and the subsequent transfer of those assets to multiple subsidiaries of the New Parent. After such transfer, the Company will be merged with and into the New Parent. As of September 30, 1998, the New Parent and its subsidiaries had been formed, but no transfer of assets had been made. The reorganization is expected to be completed during the fourth quarter ending December 1998 and will not have an impact on the consolidated financial statements of the Company.

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

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During the three month period ended September 30, 1998, the Company recorded a net favorable retroactive PTT rate adjustment in the amount of approximately $727,000, consistent with its policy of recording credits when received. The rate adjustment relates to traffic sent from April 1997 through September 1998 and is reflected as a reduction in cost of services in the accompanying statement of operations.

REVENUE RECOGNITION

     Revenues for telecommunication services provided to customers are recognized as services are rendered, net of allowance for revenue that the Company estimates will ultimately not be realized. Revenues for return traffic received according to the terms of the Company's operating agreements with its foreign partners are recognized as revenue as the return traffic is received and processed.

PREPARATION OF INTERIM FINANCIAL INFORMATION

     The financial statements included herein are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's most recently filed Annual Report on Form 10-K. The results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk are accounts receivable. Residential accounts receivable consist of individually small amounts due from geographically dispersed customers. Carrier accounts receivable represent amounts due from long-distance carriers. The Company's allowance for doubtful accounts is based on current market

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

conditions. The Company's four largest carrier customers represented approximately 44.0 and 44.9 percent of gross accounts receivable as of December 31, 1997, and September 30, 1998, respectively. The Company's five largest carrier customers represented approximately 40.1 percent of net revenues for the nine month period ended September 30, 1998. Purchases from the five largest suppliers represented approximately 34.4 percent of cost of services for nine month period ended September 30, 1998.

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

                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                 --------------------------   --------------------------
                                                                     1997          1998           1997          1998
                                                                 -----------   ------------   -----------   ------------
Weighted average common shares outstanding - basic ...........       5,403          8,964         5,403          8,939
Dilutive effect of stock options and warrants ................         357             --           231             --
                                                                     -----          -----         -----          -----
Weighted average common shares outstanding - diluted .........       5,760          8,964         5,634          8,939
                                                                     =====          =====         =====          =====
Per Share Amounts:
 Basic .......................................................     $  0.08      $   (0.67)      $  0.14      $   (0.87)
                                                                   =======      =========       =======      =========
 Diluted .....................................................     $  0.07      $   (0.67)      $  0.14      $   (0.87)
                                                                   =======      =========       =======      =========


3. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

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

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". According to SOP 98-1, costs incurred in the preliminary stage are expensed as incurred. Only costs in the application development stage can be capitalized. The Company adopted SOP 98-1 during the quarter ended September 30, 1998 and capitalized $510,000 related to the internally developed software,

       STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES NOTES TO
            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

which is reflected in construction in progress on the accompanying balance sheet as of September 30, 1998. Prior to adopting SOP 98-1, the Company expensed all internal costs related to internally developed software as incurred.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up
Activities." SOP 98-5 requires that entities expense costs of start-up activities as incurred. The Company adopted SOP 98-5 during the quarter ended September 30, 1998 and expensed approximately $166,000 of start-up costs incurred during the quarter for organizational activities associated with the Company's facilities in the United Kingdom.

4. SENIOR NOTES AND WARRANTS OFFERING:

     In May 1998, the Company completed the placement of $160 million 12% senior notes due 2008 and warrants to purchase 200,226 shares of common stock at an exercise price of $24.20 per share. This placement yielded net proceeds of approximately $155 million, of which approximately $52 million was used to purchase U.S. Government obligations which have been pledged to fund the first six interest payments due on the senior notes, and the remainder of which will be used to expand and develop the Company's network. The network expansion will include the purchase of switches and compression equipment, acquisition of fiber optic cable facilities, and investment in and acquisition of satellite earth stations. The senior notes are recorded at a discount of $2.1 million to their face amount to reflect the value attributed to warrants. The senior notes are unsecured and require semiannual interest, payments beginning November 15, 1998. The senior notes and warrants have certain registration rights.

5. RELATED PARTY TRANSACTION:

     During the nine months ended September 30, 1998, the company advanced an aggregate of approximately $1,065,000 to certain of its employees and officers. The loans bear interest at a rate of 7.87% per year, and are due and payable on December 31, 1998. The loans are included in other current assets in the accompanying balance sheet.

6. COMMITMENTS AND CONTINGENCIES:

LITIGATION

     Certain claims and suits have been filed or are pending against the Company. In management's opinion, resolution of these matters will not have a material impact on the Company's financial position or results of operations, and adequate provision for any potential losses has been made in the accompanying financial statements.

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

     Results of Operations

     The following table sets forth-certain financial data as a percentage of net revenues for the periods indicated.

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                       -------------------------   -------------------------
                                                           1997          1998          1997          1998
                                                       -----------   -----------   -----------   -----------
Net revenues .......................................       100.0%       100.0%         100.0%       100.0%
Cost of services ...................................        88.0         88.4           87.8         87.0
                                                           -----        -----          -----        -----
 Gross margin ......................................        12.0         11.6           12.2         13.0
General and administrative expenses ................         7.1         12.8            7.8         11.7
Selling and marketing expenses .....................         1.5          4.4            1.3          3.5
Depreciation and amortization ......................         0.5          1.3            0.6          1.2
                                                           -----        -----          -----        -----
 Income (loss) from operations .....................         2.9         (6.9)           2.5         (3.4)
Interest expense ...................................        (1.3)       (10.8)          (1.1)        (7.0)
Interest income ....................................          --          5.1             --          3.3
                                                           -----        -----          -----        -----
 Income (loss) before income tax provision .........         1.6        (12.6)           1.4        ( 7.1)
Income tax provision ...............................          --           --             --           --
                                                           -----        -----          -----        -----
 Net income (loss) .................................         1.6%       (12.6)%          1.4%       ( 7.1)%
                                                           =====        =====          =====        =====

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Net Revenues. Net revenues for the three months ended September 30, 1998 increased approximately $21.6 million or 83.7 percent, to approximately $47.4 million from $25.8 million for the three months ended September 30, 1997. Residential revenue increased in comparative periods by approximately $6.4 million or 80.0 percent, to approximately $14.4 million for the three-month period ended September 30, 1998 from approximately $8.0 million in the third quarter of 1997. The increase in residential revenue is due to an increase in the number of residential customers to over 113,000 as of September 1998 from approximately 58,000 as of September 1997. Carrier revenue for the three-month period ended September 30, 1998 increased approximately $15.2 million or 85.4 percent, to approximately $33.0 million from approximately $17.8 million for the third quarter of 1997. The increase in carrier revenues is due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to new carrier customers and increased sales to existing carrier customers. The increase in total net revenue is primarily from US operations and is a result of switching and network facilities deployment combined with the Company's increased sales and marketing efforts. Startec has expanded its sales for overflow traffic to 46 carriers from 37 a year ago. The Company now markets to over 35 ethnic residential communities in 20 major metropolitan areas.

     Gross Margin. Gross margin increased by approximately $2.4 million to $5.5 million for the three-month period ended September 30, 1998 from $3.1 million for the three month period ended September 30, 1997. Gross margin as a percentage of net revenues for the three-month period ended September 30, 1998 was 11.6 percent compared to 12.0 percent for the three-month period ended September 30, 1997. Gross margin in the period includes favorable PTT rate adjustments. Gross margin for the three month period ended September 30, 1998 decreased due to the Company's rapid expansion plan which necessitates carriage of call traffic "off-net" at lower gross margin.

     General and Administrative. General and administrative expenses for the three-month period ended September 30, 1998 increased 238.9 percent to approximately $6.1 million from $1.8 million for the three-month period ended September 30, 1997. As a percentage of net revenues, general and administrative expenses increased to 12.8 percent from 7.1 percent for the respective periods. The increase was primarily due to an increase in personnel to 342 at September 30, 1998 from 111 at September 30, 1997.

     Selling and Marketing. Selling and marketing expenses for the three-month period ended September 30, 1998 increased 437.1 percent to approximately $2.1 million from approximately $391,000 for the three-month period ended September 30, 1997. As a percentage of net revenues, selling and marketing expenses increased to 4.4 percent from 1.5 percent for the respective periods. The increase is primarily due to the Company's efforts to market to new, and to existing, customer groups.

     Depreciation and Amortization. Depreciation and amortization expenses for the three-month period ended September 30, 1998 increased to approximately $619,000 from $140,000 for the three-month period ended September 30, 1997, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

     Interest. Interest expense for the three-month period ended September 30, 1998 increased to approximately $5.1 million from $326,000 for the three month period ended September 30, 1997, as a result of a senior notes offering by the Company. The Company also recorded interest income of approximately $2.4 million for the three-month period ended September 30, 1998 as a result of investing the offering proceeds.

     Net Loss. Net loss was approximately $6.1 million for the three-month period ended September 30, 1998 as compared to net income of approximately $413,000 for the three-month period ended September 30, 1997.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

     Net Revenues. Net revenues for the nine months ended September 30, 1998 increased approximately $56.2 million or 102.9 percent, to approximately $110.8 million from $54.6 million for the nine months ended September 30, 1997. Residential revenue increased in comparative periods by approximately $19.9 million or 107.0 percent, to approximately $38.5 million for the nine months ended  September 30, 1998 from  approximately  $18.6 million for the nine months ended September 30, 1997. The increase in residential revenue is due to an increase in the number of residential customers to over 113,000 as of September 1998 from approximately 58,000 as of September 1997. Carrier revenue for the nine month period ended September 30, 1998 increased approximately $36.3 million or 100.8 percent, to approximately $72.3 million from approximately $36.0 million for the nine months ended September 30, 1997. The increase in carrier revenues is due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to new carrier customers and increased sales to existing carrier customers.

     Gross Margin. Gross margin increased by approximately $7.7 million to $14.4 million for the nine month period ended September 30, 1998 from $6.7 million for the nine month period ended September 30, 1997. Gross margin improved as a percentage of net revenues for the nine-month period ended September 30, 1998 to
13.0 percent from 12.2 percent for the nine-month period ended September 30, 1997. Gross Margin in the period was favorably impacted by rate adjustments which reduced termination costs. These rate adjustments occur routinely. The Company embarked on a rapid expansion plan which necessitates carriage of call traffic "off-net" at lower gross margins.

     General and Administrative. General and administrative expenses for the nine-month period ended September 30, 1998 increased 202.3 percent to approximately $13.0 million from $4.3 million for the nine-month period ended September 30, 1997. As a percentage of net revenues, general and administrative expenses increased from 7.8 percent to 11.7 percent for the respective periods. The increase was primarily due to an increase in personnel to 342 at September 30, 1998 from 111 at September 30, 1997.

     Selling and Marketing. Selling and marketing expenses for the nine-month period ended September 30, 1998 increased 460.3 percent to approximately $3.9 million from approximately $696,000 for the nine-month period ended September 30, 1997. As a percentage of net revenues, selling and marketing expenses increased to 3.5 percent from 1.3 percent for the respective periods. The increase is primarily due to the Company's efforts to market to new, and to existing, customer groups.

     Depreciation and Amortization. Depreciation and amortization expenses for the nine month period ended September 30, 1998 increased to approximately $1.3 million from $354,000 for the nine-month period ended September 30, 1997, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

     Interest. Interest expense for the nine-month period ended September 30, 1998 increased to approximately $7.7 million from $578,000 for the nine-month period ended September 30, 1997, as a result of a senior notes offering by the Company. The Company also recorded interest income of approximately $3.7 million for the nine-month period ended September 30, 1998 as a result of investing the offering proceeds.

     Net Loss. Net loss was approximately $7.8 million for the nine month period ended September 30, 1998 as compared to a net income of approximately $764,000 for the nine month period ended September 30, 1997.

     Liquidity and Capital Resources

     The Company's liquidity requirements arise from cash used in operating activities, purchases of network equipment, and payments on outstanding indebtedness. Prior to the completion of its initial public offering, the Company financed its activities through capital lease financings, notes payable from individuals, a credit and billing arrangement with a third party company (since terminated) and a secured revolving line of credit arrangement with a bank. The credit facility provides for maximum borrowings of the lesser of $15 million or 85% of eligible accounts receivable, as defined, until maturity on December 31, 1999. The Company may elect to pay quarterly interest payments at the prime rate, plus 2%, or the adjusted LIBOR, plus 4%. The credit facility is secured by substantially all of the Company's assets. The credit facility recently was amended in connection with the senior notes offering and Reorganization. The amended credit facility has certain key financial covenants that apply only if the Company attempts to borrow. The Company is currently not in compliance with these covenants and therefore, would be unable to borrow any amounts under the credit facility.

     The Company completed its initial public offering of 3,277,500 shares of its common stock in October 1997, the net proceeds of which (after underwriting discounts, commissions and other professional fees) approximated $35.0 million. The Company used a portion of the net proceeds to acquire cable facilities and switching, compression and related telecommunications equipment. Proceeds were also used for marketing programs, to pay down amounts due under the credit facility, for working capital and general corporate purposes.

     In May 1998, the Company completed the placement of $160 million 12% senior notes due 2008 and warrants to purchase 200,226 shares of common stock at an exercise price of $24.20 per share. This placement yielded net proceeds of approximately $155 million, of which approximately $52 million was used to purchase U.S. Government obligations which have been pledged to fund the first six interest payments due on the senior notes, and the remainder of which will be used to expand and develop the Company's network. The network expansion will include the purchase of switches and compression equipment, acquisition of fiber optic cable facilities, and investment in and acquisition of satellite earth stations. The senior notes are unsecured and require semi-annual interest payments beginning November 15, 1998. The senior notes and warrants have certain registration rights.

     The Company's cash and cash equivalents increased to approximately $108.3 million at September 30, 1998 from approximately $26.1 million at December 31, 1997. Although the Company had a net loss for the nine months ended September 30, 1998 of $7.8 million as compared to net income of $764,000 for the 1997 period, net cash used for operating activities was approximately $452,000 for the nine month period ended September 30, 1998, as compared to net cash used by operating activities of $758,000 for the nine month period ended September 30, 1997. The improvement in net cash used in operations despite the increase in the net loss was primarily due to an increase in accrued expenses of $8 million in the nine months ended September 30, 1998 as compared to an increase of $137,000 in 1997.

     Net cash used in investing activities was approximately $19.0 million and $1.2 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities for the nine months ended September 30, 1998 primarily related to capital expenditures to expand the Company's network infrastructure.

     Net cash provided by financing activities was approximately $101.6 million and $3.0 million for the nine months ended September 30, 1998 and 1997, respectively. The cash provided by financing activities for the nine months ended September 30, 1998 primarily resulted from the senior notes offering.

     As a result of completing the senior note offering the Company expects that it will incur negative EBITDA and significant operating losses and net losses until late 1999, as it incurs additional costs associated with the development and expansion of its marketing programs and its entry into new markets, the introduction of new telecommunications services, and as a result of the interest expense associated with its financing activities. The Company's principal cash requirements will be for capital expenditures related to the Company's network development plan and for interest payments on the senior notes. Approximately $52 million of the net proceeds of the senior notes was used to purchase the pledged securities, which will assure holders of the notes that they will receive all scheduled cash interest payments through May 15, 2001. The Company may be required to obtain additional financing in order to pay interest in the senior notes after May 15, 2001 and to repay the notes at their maturity.

     The Company's business strategy contemplates aggregate capital expenditures (including capital expenditures, working capital and other general corporate purposes) of approximately $165.8 million through December 31, 2000. Of such amount, the Company intends to use approximately $152.8 million to fund capital expenditures to expand and develop the Company's network (including $5.8 million, which has already been allocated to purchase the Los Angeles switch).

     During 1998, the Company plans to install a new international gateway switch in Los Angeles. In addition, the Company plans to acquire (i) six additional switches during 1998 to be deployed during 1998 and early 1999 in Chile, France, Germany, Japan, the Netherlands and the United Kingdom; (ii) nine additional switches during 1999 to be deployed during 1999 and early 2000 in Australia, Belgium, Canada (two), Hong Kong, Italy, Mexico, Switzerland and Uganda' and (iii) four additional switches in 2000 to be deployed during 2000 and early 2001 in Argentina, Brazil, India and Singapore. The Company also intends to invest in domestic land-based fiber optic cable facilities linking the East Coast and West Coast of the United States, and undersea fiber optic transmission facilities linking North America with Europe, the Pacific Rim, Asia and Latin America. Moreover, the Company plans to invest in or acquire two satellite earth stations during 1998 and 1999. As the Company executes its expansion strategy and encounters new marketing opportunities, management may elect to relocate or redeploy certain switches, points of presence and other network equipment to alternate locations from what is outlined above.


     In the third quarter, Startec added a new point of presence (POP) site in Miami and expanded its capacity in three existing POPs in Dallas, Chicago, and Los Angeles. This brings the total number of POPs to seven. POP deployment allows the Company to increase its speed to market. The POPs have been strategically deployed to meet demand in 20 major metropolitan areas. During the quarter, Startec negotiated the acquisition of Trans Pacific Technology, Inc. thereby acquiring signatory ownership in the Sea-Me-We-3 undersea fiber optic cable. Startec also signed an agreement to purchase capacity in the Trans Atlantic undersea cable, TAT-14. Additionally, the Company purchased DS-3 capacity on the Gemini transatlantic cable between New York and the United Kingdom. Through these cables, Startec will have access to key cities in Europe and Asia. Securing ownership interests at the signatory level in undersea fiber optic cable allows the Company to manage transmission capacity as well as transmission costs. Startec has secured 28 operating agreements. This has increased from four one year ago. These agreements allow the Company to terminate calls in a country or hub calls for a region. They provide a competitive advantage and allow the Company to manage its termination costs.

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

     The implementation of the Company's strategic plan, including the development and expansion of its network facilities, expansion of its marketing programs, and funding of operating losses and working capital needs, will require significant investment. The Company expects that the net proceeds of the senior notes offering together with cash on hand and cash flow from operations, will provide the company with sufficient capital to fund currently planned capital expenditures and anticipated operating losses through the end of the first quarter 2000. There can be no assurance that the Company will not need additional financing sooner than currently anticipated. The need for additional financing depends on a variety of factors, including the rate and extent of the Company's expansion and new markets, the cost of an investment in additional switching and transmission facilities and ownership rights in fiber optic cable, the incurrence of costs to support the introduction of additional or enhanced services, and increased sales and marketing expenses. In addition, the Company may need additional financing to fund unanticipated working capital needs or to take advantage of unanticipated business opportunities, including acquisitions, investments or strategic alliances. The amount of the Company's actual future capital requirements also will depend upon many factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate or the net proceeds of this senior notes offering, together with cash on hand and internally generated funds, prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional financing or to sell assets, to the external permitted by the terms of the senior notes.

     The Company may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that the Company will be able to obtain additional financing or, if obtained, that it will be able to do so on a timely basis or on terms favorable to the Company. If the Company is able to raise additional funds through the incurrence of debt, it would likely become subject to additional restrictive financial covenants. In the event that the Company is unable to obtain such additional capital or is unable to obtain such additional capital on acceptable terms, the Company may be required to reduce the scope of its expansion, which could adversely affect the Company's business, financial condition and results of operations, its ability to compete and its ability to meet its obligations under the senior notes.

     Although the Company intends to implement the capital spending plan described above, it is possible that unanticipated business opportunities may arise which the Company's management may conclude are more favorable to the long-term prospects of the Company than those contemplated by the current capital spending plan.

     The Company has accrued approximately $2.1 million as of September 30, 1998 for disputed vendor obligations asserted by one of the Company's foreign carriers for minutes processed in excess of the minutes reflected on the Company's records. If the Company prevails in its disputes, these amounts or portions thereof would be credited to operations in the period of resolution. Conversely, if the Company does not prevail in its disputes, these amounts or portions thereof may be paid in cash.

     The Company's management is currently in the process of assessing the nature and extent of the potential impact of the Year 2000 issue on its systems and applications, including its billing, credit and call tracking systems, and intends to take steps to prevent failures in its systems and applications relating to Year 2000. The majority of the Company's operating systems are relatively new and have been certified to the Company as being Year 2000 compliant. Despite the fact that the majority of the Company's systems have been certified as Year 2000 compliant, there can be no assurance that the Company's system will not be adversely affected by the Year 2000 issue. In addition, computers used by the Company's vendors providing services to the Company or computers used by the Company's customers that interface with the Company's computer systems may have Year 2000 problems, any of which may adversely affect the ability of those vendors to provide services to the Company, or in the case of the Company's carrier customers, to make payments to the Company. If any of such systems fails or experiences processing errors, such failures or errors may disrupt or corrupt the Company's systems. The Company is utilizing its current management information systems staff to conduct its third party compliance analysis and has sent requests to 12 of its top telephony customers and vendors requesting a detailed written description of the status of their Year 2000 compliance efforts. Although management has not yet finalized its analysis, it does not expect that the costs to properly address the Year 2000 issue will have a material adverse effect on its results of operations or financial position. Failure of any of the Company's systems or applications or the failure, or errors in, the computer systems of its vendors or carrier customers could materially adversely affect the Company's business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     This requirement is not currently applicable to the Company.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Certain claims and suits have been filed or are pending against the Company. In management's opinion, resolution of these matters will not have a material impact on the Company's financial position or results of operations and adequate provision for any potential losses has been made in the accompanying financial statements.

ITEM 2. CHANGES IN SECURITIES

     On May 21, 1998, the Company issued 160,000 Units (the "Units") consisting of $160,000,000 aggregate principal amount of 12% Senior Notes due 2008 ("Notes") and warrants (the "Warrants") to purchase an aggregate of 200,226 shares of its common stock (the "Warrant Shares"). Each Unit consists of (i) $1,000 principal amount of the Notes and (ii) a Warrant to purchase 1.25141 Warrant Shares. The Units were issued and sold by the Company to Lehman Brothers Inc., Goldman Sachs & Co. and ING Baring (U.S.) Securities, Inc. (collectively, the "Initial Purchasers") in a transaction exempt from registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to
Section 4 (2) thereof and subsequently resold by the Initial Purchasers pursuant to Rule 144A and Regulation S.

     Each Warrant,  when  exercised,  will entitle the holder thereof to receive
1.25141 fully paid and non-assessable Warrant Shares at an exercise price of $24.20 per share (the "Exercise Price"). The Exercise Price and the number of shares of Common stock issuable upon exercise of a Warrant are both subject to adjustment in certain circumstances. The Warrants are exercisable, on or after November 15, 1998, to purchase an aggregate of 200,226 Warrant Shares representing (on a fully diluted basis, assuming all options, warrants and other stocks rights outstanding are exercised as of May 21, 1998) approximately 2.0% of the shares of Common Stock. The Warrants expire by their term on May 15, 2008.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     At the Company's Annual Meeting of Stockholders held on July 31, 1998, the stockholders considered and voted on the matters described below.

     (a) The  following  individuals  were  elected  to the  Company's  Board of
Directors:


        NOMINEE            VOTES FOR     VOTES WITHELD
-----------------------   -----------   --------------
    Nazir G. Dossani      8,187,250         6,659
    Richard K. Prinsl     8,187,250         6,659


     (b) Proposal to approve the Company's Amended and Restated 1997 Performance Incentive Plan.


    VOTES FOR        VOTES AGAINST     ABSTENTIONS     BROKER NON-VOTES
-----------------   ---------------   -------------   -----------------

    5,366,091         1,140,619          10,500           1,676,699


     (c) Proposal to approve reorganization of the Company into a holding company structure.


    VOTES FOR        VOTES AGAINST     ABSTENTIONS     BROKER NON-VOTES
-----------------   ---------------   -------------   -----------------
    5,883,356          599,919           29,700             1,680,934


ITEM 5. OTHER INFORMATION

     Discretionary Proxy Voting Authority/Stockholder Proposals

     On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities Exchange Act of 1934. The amendment to Rule 14a-4(c) (1) governs the Company's use of its discretionary proxy voting authority with respect to a stockholder proposal which the stockholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

     With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement by May 17, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


10.30   TAT-14 Cable Network Construction and Maintenance  Agreement dated as of
        September 2, 1998.

10.31   SEA-ME-WE  Construction and Maintenance Agreement dated as of January 1,
        1997.

10.32   Amendment dated as of July 8, 1998 by and between Cable & Wireless, Inc.
        and the Company to the Indefeasible Right of Use Agreement, dated as of June 9, 1998 (Gemini Cable System).

10.33   Rack Space  Agreement  by and  between  Americatel  Corporation  and the
        Company, dated as of July 27, 1998.

10.34 Rack Space Agreement by and between IXC Carrier Inc. and the Company, dated as of July 6, 1998 (Los Angeles).

10.35 Rack Space Agreement by and between IXC Carrier Inc. and the Company, dated as of August 19, 1998 (Dallas).

10.36   Co-Location  Agreement by and between Espirit Telecom Benelux BV and the
        Company, dated as of September 21, 1998.

10.37   Sublease Agreement by and between Information  Systems & Networks,  Inc.
        and the Company dated as of August 11, 1998.

10.38 Master Supply Agreement by and between TTN, Inc. and the Company dated as of September 21, 1998.

27.1    Financial Data Schedule


(b) Reports on Form 8-K

     The Company filed Form 8-K, pursuant to item 5 of the Form, on September 14, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Montgomery County, State of Maryland, on the 13th day of November, 1998.

                                        STARTEC GLOBAL COMMUNICATIONS
                                      ----------------------------------------
                                               (Registrant)

                                        /s/ Prabhav V. Maniyar
                                      ----------------------------------------
                                        Prabhav V. Maniyar
                                        Senior   Vice   President   and   Chief
                                        Financial Officer