Form 10-K
period 1998-12-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1999-03-31
CIK 1043310

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                           COMMISSION FILE NO. 0-23087

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
                             10411 MOTOR CITY DRIVE
                               BETHESDA, MD 20817
                                 (301) 365-8959

            DELAWARE                                             52-2099559
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS:
                             COMMON STOCK, PAR VALUE
                                 $0.01 PER SHARE

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

     Non-affiliates of Startec Global Communications Corporation held 5,364,324 shares of Common Stock as of March 19, 1999. The fair market value of the stock held by non-affiliates is $46,937,835 based on the sale price of the shares on March 19, 1999.

     As of March 19, 1999, 9,389,815 shares of Common Stock, par value $0.01, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions  of  the  definitive   Proxy  Statement  to  be  delivered  to
Stockholders  in  connection  with  the  Annual  Meeting  of  Stockholders   are
incorporated by reference into Part III.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


PART I.


           Item 1.          Business................................................................................... 3
           Item 2.          Properties.................................................................................29
           Item 3.          Legal proceedings..........................................................................29
           Item 4.          Submission of matters to a vote of security holders........................................29

PART II.

           Item 5.          Market for the registrant's common stock and related
                                 stockholder matters...................................................................29
           Item 6.          Selected financial data....................................................................31
           Item 7.          Management's discussion and analysis of financial
                                 condition and results of operations...................................................32
           Item 7A.         Quantitative and qualitative disclosure about market
                                 risk..................................................................................40
           Item 8.          Financial statements and supplementary data................................................41
           Item 9.          Changes in and disagreements with accountants on
                                 accounting and financial disclosure...................................................63

PART III.

           Item 10.         Directors and executive officers...........................................................63
           Item 11.         Executive compensation.....................................................................63
           Item 12.         Security ownership of certain beneficial
                                 owners and management.................................................................63
           Item 13.         Certain relationships and related transactions.............................................63

PART IV.
           Item 14.         Exhibits, financial statement schedules, and reports
                                 on Form 8-K...........................................................................63


                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K  contains  certain  forward-looking  statements  within  the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of Startec Global Communications Corporation (the "Company" or "Startec") for future operations. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained herein as a result of certain factors including, but not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, significant industry competition and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

OVERVIEW

     Startec is a rapidly growing, facilities-based international long distance telecommunications service provider. The Company markets its services to select ethnic residential communities located in major metropolitan areas in the United States and Europe and to leading international long distance carriers. The Company provides its services through a flexible, high-quality network of owned and leased transmission facilities, operating and termination agreements and resale arrangements. The Company currently owns and operates international gateway switching facilities in New York, New York and Los Angeles, California and is installing additional international gateway switching facilities in Miami, Florida, as well as at a second site in New York, New York. The Company expects to install multiple switches worldwide through 2000. The Company operates points-of-presence ("POPs") in the United States, Europe and Asia and plans to install additional POPs in the U.S., Canada, Europe and Asia during 1999 and 2000. Additionally, the Company owns capacity on 13 undersea fiber optic cables and plans to acquire additional capacity in cable systems linking North America with Europe, the Pacific Rim, Asia and Latin America, as well as linking the East Coast and West Coast of the United States. The Company also plans to invest in or acquire capacity on two satellite earth stations in 1999 located over the Pacific and Atlantic Oceans. As the Company executes its expansion strategy and encounters new marketing opportunities, management may elect to relocate or re-deploy certain switches, POPs and other network equipment to alternate locations.

     Startec was founded in 1989 to capitalize on opportunities to provide international long distance services to select ethnic communities in major U.S. metropolitan markets that generate substantial long distance traffic to their countries of origin. Until 1995, the Company concentrated its marketing efforts in the New York-Washington, D.C. corridor and focused on the delivery of international calling services to India. At the end of 1995, the Company expanded its marketing efforts to include the West Coast of the United States, and began targeting other ethnic groups in the United States, such as the Middle Eastern, Filipino and Russian communities. The Company once again expanded its marketing efforts geographically at the end of 1998 by marketing to ethnic segments in the United Kingdom and diversifying its customer base across a broader spectrum of ethnic groups, including the Caribbean, Latin American and Asian communities.

     International traffic generated by the Company currently terminates primarily in Asia, the Pacific Rim, the Middle East, Africa, Eastern and Western Europe and North America. The number of the Company's residential customers has grown from 10,675 as of December 31, 1995 to 122,057 as of December 31, 1998.

     The Company uses sophisticated database marketing techniques and a variety of media to reach its targeted residential customers, including focused print advertising in ethnic newspapers, advertising on ethnic radio and television stations, direct mail, sponsorship of ethnic events and customer referrals. The Company's strategy is to provide overall value to its customers and combine competitive pricing with high levels of service, rather than to compete on the basis of price alone. The Company's customer service center, which services the Company's residential customer base, is staffed by trained, multilingual customer service representatives, and operates 24 hours a day, seven days a week. The Company believes that its focused marketing programs and its dedication to customer service enhance its ability to attract and retain customers in a low-cost, efficient manner.

     Residential customers access the Company's network by dialing a carrier identification code ("CIC") prior to dialing the number they are calling. This service, known as "dial-around" or "casual calling," enables customers to use the Company's services without changing their existing long distance carriers. For the year ended December 31, 1998 residential customers accounted for approximately 33% of the Company's net revenues. As part of its overall strategy, the Company seeks to increase the proportion of its net revenues derived from residential customers.

     In order to achieve economies of scale in its network operations and to balance its residential international traffic, in late 1995, the Company began marketing its excess network capacity to international carriers seeking competitive rates and high-quality transmission capacity. Since initiating its international wholesale services, the Company has expanded its number of carrier customers to 53 at December 31, 1998. For the year ended December 31, 1998, carrier customers accounted for approximately 66.7% of the Company's net revenues.

     The Company's mission is to become the leading provider of voice and data services to select ethnic communities located in major metropolitan areas in the U.S., Canada and Europe with significant international long distance usage to the emerging economies To achieve this goal, the Company is strategically building network facilities to allow it to manage the origination, transmission and termination pieces of a telephone call.

     In 1998, the Company's board of directors and stockholders approved a reorganization pursuant to which the Company's corporate structure would be realigned to that of a publicly traded Delaware holding company ("Reorganization"). Pursuant to the reorganization plan, subsequent to year end, all of the Company's assets were transferred into a Delaware subsidiary company ("New Parent"), with a subsequent transfer of those assets to multiple subsidiaries of the New Parent. The Company was then merged with and into the New Parent with the New Parent then assuming the Company's name. The merger did not have an impact on the consolidated financial statements of the Company.

THE INTERNATIONAL TELECOMMUNICATIONS INDUSTRY

     The international telecommunications industry consists of transmissions of voice and data that originate in one country and terminate in another. The industry is undergoing a period of fundamental change, which has resulted in significant growth in the usage of international telecommunications services. From the standpoint of U.S.-based long distance carriers, the international market can be divided into two major segments: the U.S.-originated market, which consists of all international calls that either originate or are billed in the United States, and the overseas market, which consists of all calls billed outside the United States. According to industry sources and the Company's market research, the international telecommunications services market generated approximately $67 billion in revenues and 81 billion minutes of use during 1997. The international telecommunications market is currently recognized as one of the fastest growing and most profitable segments of the global telecommunications industry. According to industry estimates, international long distance minutes are projected to grow at approximately 17% per year through the year 2001. Based on publicly-available information, from 1990 to 1996, the U.S.-originated international telecommunications market grew at a compound annual growth rate of approximately 11% (from $7.6 billion to $14.1 billion) and is expected to grow at approximately 14% per year through 2001.

    The Company believes that the international telecommunications market will continue to experience strong growth for the foreseeable future as a result of the following developments and trends:

o Global economic development and increased access to telecommunications services. The dramatic increase in the number of telephone lines around the world, stimulated by economic growth and development, government initiatives and technological advancements, is expected to lead to increased demand for international telecommunications services in those markets.

o Liberalization of telecommunications markets. The continuing liberalization and privatization of telecommunications markets has provided, and continues to provide, opportunities for new carriers who desire to penetrate those markets, thereby increasing competition.

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

o Popularity and acceptance of technology. The proliferation of communications devices, including cellular telephones, and facsimile machines, as well as the increased level of Internet usage led to a general increase in the use of telecommunications services and stimulated demand for faster transmission of data.

o Bandwidth needs. The demand for bandwidth-intensive data transmission services, including Internet-based demand, has increased rapidly and is expected to continue to increase in the future.

     Liberalization has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. In recent years, prices for international long distance services have decreased substantially and are expected to continue to decrease in many of the markets in which the Company currently competes. Several long distance carriers in the United States have introduced pricing strategies that provide for fixed, low rates for both domestic and international calls originating in the United States. The Company believes that revenue losses resulting from competition-induced price decreases have been more than offset by cost decreases, as well as an increase in telecommunications usage. For example, based on FCC data for the period 1990 through 1996, per minute settlement payments by U.S.-based carriers to foreign Postal, Telephone and Telegraph Companies ("PTT") fell 38.6%, from $0.70 per minute to $0.43 per minute. Over this same period, however, per minute international billed revenues fell only 30.2%, from $1.06 in 1990 to $0.74 in 1996. The Company believes that as settlement rates and costs for leased capacity continue to decline, international long distance will continue to provide high revenues and gross margin per minute.

     Regulatory and Competitive Environment

     In the United States, one of the first liberalized markets in the world, competition began in the late 1960's with MCI's authorization to provide long-distance service. The 1984 court-ordered dissolution of AT&T's monopoly over local and long distance telecommunications fostered the emergence of new U.S.-based long distance companies. Today, there are over 600 U.S.-based long distance companies, most of which are small- or medium-sized companies, serving residential and business customers and other carriers. Liberalization has occurred and is occurring elsewhere around the world, including in most EU nations, several Latin American nations and certain Asian nations.

      On February 15, 1997, the United States and 68 other countries signed the WTO Agreement and agreed to open their telecommunications markets to competition and foreign ownership starting January 1, 1998. These 69 countries represent approximately 90% of worldwide telecommunications traffic. The Company believes that the WTO Agreement will provide it with significant opportunities to compete in markets where the Company could not previously access, and to provide end-to-end, facilities-based services to and from these countries.

     Set forth below is a timetable summarizing the commitments made by parties to the WTO Agreement to implement its provisions. Special conditions and/or restrictions apply to those countries marked with an asterisk (*).

                                     1998-1999                                     2000 and thereafter
                                     ---------                                     -------------------

EUROPE                    Austria                 Netherlands              Bulgaria                   Romania
                          Belgium                 Norway                   Czech Republic             Slovak Republic
                          Denmark                 Portugal                 Greece                     Turkey
                          Finland                 Spain                    Poland
                          France                  Sweden
                          Germany                 Switzerland
                          Italy                   United Kingdom
                          Luxembourg
AMERICAS                  Brazil*                 El Salvador              Antigua                    Jamaica
                          Canada                  Guatemala                Argentina                  Peru
                          Chile                   Iceland                  Bolivia                    Trinidad
                          Dominican               Mexico                   Grenada                    Venezuela
                             Republic
ASIA/PACIFIC              Australia               Malaysia                 Brunei                     Thailand
  RIM                     Hong Kong*              New Zealand              Pakistan*
                          Japan                   Philippines              Singapore
                          Korea

AFRICA/MIDDLE             Ivory Coast*                                     Israel                     Senegal
  EAST                                                                     Mauritius

     The FCC has released an order that significantly changes U.S. regulation of international services in order to implement the United States' "open market" commitments under the WTO Agreement. Among other measures, the FCC's order (i) eliminated the FCC's Effective Competitive Opportunities ("ECO") test for applicants affiliated with carriers in WTO member countries, while imposing new conditions on participation by dominant foreign carriers, (ii) allowed non-dominant U.S.-based carriers to enter into exclusive arrangements with non-dominant foreign carriers and scaled back the prohibition on exclusive arrangements with dominant carriers and (iii) adopted rules that will facilitate approval of flexible alternative settlement payment arrangements.

     The Company believes that the FCC order will have the following effects on U.S.-based carriers: (i) fewer impediments to investments in U.S.-based carriers by foreign entities; (ii) increased opportunities to enter into innovative traffic arrangements with foreign carriers located in WTO member countries;
(iii) new opportunities to engage in international simple resale ("ISR") to additional foreign countries; and (iv) modified settlement rates offered by foreign affiliates of U.S.-based carriers to U.S.-based carriers to comply with the FCC's settlement rate benchmarks.

     International Switched Long Distance Services

     International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. In the United States, an international long distance call typically originates on a local exchange carrier's ("LEC") network and is transported to the caller's domestic long distance carrier. The domestic long distance provider picks up the call and carries the call to its own or another carrier's international gateway switch, where an international long distance provider picks it up and sends it directly or through one or more other long distance providers to a corresponding gateway switch in the destination country. Once the traffic reaches the destination country, it is routed to the party being called through that country's domestic telephone network.

     International long distance carriers are often categorized according to ownership and use of transmission facilities and switches. No carrier utilizes exclusively-owned facilities for transmission of all of its long distance traffic. Carriers vary from being primarily facilities-based, meaning that they own and operate their own land-based and/or undersea cable, satellite-based facilities and switches, to those that are purely resellers of another carrier's transmission facilities. The largest U.S.-based carriers, such as AT&T, Sprint and MCI/WorldCom, primarily use owned transmission facilities and switches and may transmit some of their overflow traffic through other long distance providers, such as the Company. Only very large carriers have the transmission facilities and operating agreements necessary to cover the over 200 countries to which major long distance providers generally offer service. A significantly larger group of long distance providers own and operate their own switches but use a combination of resale agreements with other long distance providers and leased and owned facilities to transmit and terminate traffic, or rely solely on resale agreements with other long distance providers.

     Under Accounting Rate Mechanisms, which has been the traditional model for handling traffic between international carriers, traffic is exchanged under bilateral carrier agreements, or operating agreements, between carriers in two countries. Operating agreements generally are three to five years in length and provide for the termination of traffic in, and return of traffic to, the carriers' respective countries at a negotiated accounting rate, known as the Total Accounting Rate ("TAR"). In addition, operating agreements provide for network coordination and accounting and settlement procedures between the carriers. Both carriers are responsible for costs and expenses related to operating their respective halves of the end-to-end international connection.

     Settlement costs, which typically equal one-half of the TAR, are the fees owed to another international carrier for transporting traffic on its facilities. Settlement costs are reciprocal between each party to an operating agreement at a negotiated rate (which must be the same for all U.S.-based carriers, unless the FCC approves an exception). Additionally, the TAR is the same for all carriers transporting traffic into a particular country, but varies from country to country. The term "settlement costs" arises because carriers essentially pay each other on a net basis determined by the difference between inbound and outbound traffic between them.

     Under a typical operating agreement, each carrier owns or leases its portion of the transmission facilities between two countries. A carrier gains ownership rights in digital undersea fiber optic cables by: (i) purchasing direct ownership in a particular cable (usually prior to the time the cable is placed into service); (ii) acquiring an IRU in a previously installed cable; or
(iii) by leasing or otherwise obtaining capacity from another long distance provider that has either direct ownership or IRUs in a cable. In situations in which a long distance provider has sufficiently high traffic volume, routing calls across cable that is directly owned by a carrier or in which a carrier has an IRU is generally more cost-effective than the use of short-term variable capacity arrangements with other long distance providers or leased cable. Direct ownership and IRUs, however, require a carrier to make an initial capital commitment based on anticipated usage.

     In addition to using traditional operating agreements, an international long distance provider may use transit arrangements, resale arrangements and alternative transit/termination arrangements.

     Transit Arrangements. Transit arrangements involve a long distance provider in an intermediate country carrying the long distance traffic originating in a second country to the destination third country. Transit arrangements require agreement among all of the carriers of the countries involved in the transmission and termination of the traffic, and are generally used for overflow traffic or in cases in which a direct circuit is unavailable or not volume justified.

     Resale Arrangements. Resale arrangements typically involve the wholesale purchase and sale of transmission and termination services between two long distance providers on a variable, per minute basis. The resale of capacity was first permitted as a result of the deregulation of the U.S. telecommunications market, and has fostered the emergence of alternative international long distance providers that rely, at least in part, on transmission capacity acquired on a wholesale basis from other long distance providers. A single international call may pass through the facilities of multiple resellers before it reaches the foreign facilities-based carrier that ultimately terminates the call. Resale arrangements set per minute prices for different routes, which may be guaranteed for a set period of time or may be subject to fluctuation following notice. The international long distance resale market is continually changing as new long distance resellers emerge and existing providers respond to changing costs and competitive pressures.

     Alternative Transit/Termination Arrangements. As the international long distance market has become increasingly competitive, long distance providers have developed alternative transit/termination arrangements in an effort to decrease their costs of terminating international traffic. Some of the more significant of these arrangements include international simple resale ("ISR"), refiling and ownership of transmission and switching facilities in foreign countries, which enables a provider to terminate its traffic on its own facilities. With ISR, a long distance provider completely bypasses the accounting rates system by connecting an international leased private line to the public switched telephone network of a foreign country or directly to the premises of a customer or foreign partner. Although ISR is currently sanctioned by United States and other applicable regulatory authorities only on some routes, ISR services are increasing and are expected to expand significantly as liberalization continues in the international telecommunications market. As with transit arrangements, refiling involves the use of an intermediate country to carry the long-distance traffic originating in a second country to the destination third country. However, the key difference between transit and refile arrangements is that under a transit arrangement the operator in the destination country has a direct relationship with the originating operator and is aware of the transit arrangement, while with refiling, the operator in the destination country typically is not aware that the received traffic originated in another country with another carrier. Refiling of traffic takes advantage of disparities in settlement rates between different countries by allowing traffic to a destination country to be treated as if it originated in another country which enjoys lower settlement rates with the destination country, thereby resulting in a lower overall termination cost. In addition, new market access agreements, such as the WTO Agreement, have made it possible for many
international   long  distance   providers  to  establish  their  own  switching
facilities in certain foreign countries, allowing them to directly terminate traffic, including traffic which they have originated.

     Internet Telephony

     The Internet is an interconnected global computer network of tens of thousands of packet-switched networks using Internet protocols. Technology trends over the past decade have removed the distinction between voice and data segments. Traditionally, voice conversations have been routed on analog lines. Today, voice conversations are routinely converted into digital signals and sent together with other data over high-speed lines. In order to satisfy the high demand for low-cost communication, software and hardware developers began to develop technologies capable of allowing the Internet to be utilized for voice communications. Several companies now offer services that provide real-time voice conversations over the Internet ("Internet Telephony"). Current Internet Telephony does not provide comparable sound quality to traditional long distance service. The sound quality of Internet Telephony, however, has improved over the past few years.

     The FCC and most foreign regulators have not yet attempted to regulate the companies that provide the software and hardware for Internet Telephony, the access providers that transmit their data, or the service providers, as common carriers or telecommunications services providers. Therefore, the existing systems of access charges and international accounting rates, to which traditional long distance carriers are subject, are not imposed on providers of Internet Telephony services. As a result, such providers may offer calls at a significant discount to standard international calls.

BUSINESS STRATEGY

     The Company's objectives are to (i) become the leading provider of voice and data services to select ethnic communities located in major metropolitan areas in the U.S., Canada and Europe with significant international long distance usage to the emerging economies; and (ii) leverage its residential telecommunications business to become a leading provider of wholesale carrier services on corresponding international routes. In order to achieve its objectives, the Company's strategy relies on the following elements:

o Expand the addressable market. The Company currently serves residential customers in 20 major metropolitan areas in the U.S. and four in Europe. The Company has also identified over 40 major markets outside the United States, primarily in Europe and Southeast Asia, which the Company believes are attractive for entry based on the demographic characteristics, traffic patterns, regulatory environment and availability of appropriate advertising channels. The Company anticipates entering up to 30 of these markets by the end of 2000. In addition, the Company seeks to increase its penetration of its existing and prospective markets by: (i) targeting additional ethnic communities; (ii) marketing additional routes to existing customers who principally use the Company's services for one route, and (iii) expanding its products and services to include "dial-1", prepaid card accounts and Internet access. Subsequent to year end 1998, the Company has strategically installed or acquired telecommunications equipment in Canada and five European cities which allows it to originate traffic from customers in these locations.

o        Achieve  "first-to-market"  entry of select ethnic residential markets.
         The Company believes that it enjoys significant competitive advantages by establishing a customer base and brand name in select ethnic residential communities ahead of its competitors. The Company intends to capitalize on its proven marketing strategy to further penetrate select ethnic residential communities in the United States, Canada and Europe ahead of its competitors. The Company selects its target markets based on favorable demographics with respect to long distance telephone usage, including geographic immigration patterns, population growth and income levels. Targeting select ethnic communities also enables the Company to aggregate traffic along certain routes (which reduces its costs) and to focus on rapidly expanding and deregulating telecommunications markets. The Company's target residential customer base is comprised of emigrants from emerging markets in Asia, Eastern Europe, the Middle East, the Pacific Rim, Latin America and Africa.

o Expand international network facilities. The Company plans to expand its international network facilities during 1999 and through 2000 by deploying additional switches, installing POPs, securing additional ownership interests in undersea cable facilities and investing in domestic cable facilities, deploying ATM/Internet Protocol ("IP") capabilities in its network, investing in or acquiring two satellite earth stations and entering into operating agreements. By building network facilities and expanding operating agreements that enable it to carry an increasing percentage of its traffic on its own network, the Company believes that it will be able to reduce its transmission costs and reliance on other carriers and ensure greater control over quality of service. During the next three years, the Company expects to increase significantly the volume of its traffic that is originated, carried and terminated on-net.

         The Company intends to implement a network hubbing strategy, linking its existing and prospective customer base in the United States, Canada and Europe to call destinations in foreign countries through a network of foreign-based switches and POPs. As part of this hubbing strategy, the Company has installed international gateway switches and POPs throughout the United States, Europe and Asia. The POPs aggregate traffic originating from the region around the city in which it is located and route the traffic to the Company's international gateway switches. Each of the POPs contains telecommunications equipment that is scaleable to accommodate the traffic volume demands of each region.

         The Company also plans to continue to enhance its termination options through additional operating agreements, transit arrangements and, if appropriate opportunities arise, strategic acquisitions and alliances. The Company has also taken steps to improve the quality of its network by upgrading its network monitoring and customer service centers, and plans to install enhanced software that will enable it to better monitor call traffic routing, capacity and quality.

o Maximize network utilization and efficiency through wholesale carrier business. The Company intends to continue to market its international long distance services to existing and new carrier customers. Because the Company's residential minutes of use are generated primarily during non-business hours or on weekends, the Company has substantial capacity to offer to international carriers. The significant carrier traffic volume that the Company generates allows it to capture additional revenues, to increase economies of scale and to improve network efficiency.

o Build customer loyalty. The Company seeks to build long-term customer loyalty through tailored, in-language marketing efforts focusing on each target ethnic group's specific needs and cultural backgrounds, responsive customer service offering in-language services and involvement in its customers' communities through sponsorship of local events and other activities. The Company markets its residential services under the "Startec" name to enhance its name recognition and build brand loyalty in its target communities. The Company maintains a detailed information database of its customers, which it uses to monitor usage, track customer satisfaction and analyze a variety of customer behaviors, including retention and frequency of usage.

o Expand service offerings to customers. The Company intends to expand its service offerings to ethnic communities by: (i) deploying ATM/IP telephony throughout its network; (ii) creating Virtual Communities on its current Web site to connect customers from and in the emerging economies; (iii) offering Internet Access services to customers in the U.S.; and (iv) providing co-location and Web hosting facilities at its main international gateway sites in New York and Los Angeles as well as in Miami, where an international gateway site is scheduled to go online in the second quarter of 1999.

o Pursue strategic acquisitions and alliances. In order to accelerate its business plan and take advantage of the rapidly changing telecommunications environment, the Company intends to carefully evaluate and pursue strategic acquisitions, alliances and investments.

     As part of its network deployment strategy, the Company is pursuing various acquisitions and alliances. In 1998 and early 1999, the Company completed four acquisitions. In September 1998, Startec acquired all of the outstanding stock of Trans Pacific Technology, Inc., a signatory owner of the Sea-Me-We-3 ("SMW-3") undersea cable consortium. The SMW-3 cable connects 34 countries across Europe, the Middle East, and Asia. In December 1998, Startec acquired all of the outstanding stock of PCI Communications, Inc. ("PCI"), a provider of voice, data and Internet services located on the island of Guam in the Pacific Rim. Through PCI, Startec obtained capacity on the TPC-5, Guam-Philippines and China-U.S. undersea fiber optic cables. The Company also intends to expand upon PCI's "dial-1" and ISP services, which it currently markets to residential and business customers in Guam, and will make the Guam location an Asian hub for Startec's network. Both acquisitions bolstered Startec's Asian network, improving its ability to transmit calls on its managed network. In December 1998, Startec acquired Global Communications GmbH ("Global") in Germany. Global has a Class IV nationwide telecommunications license for Germany, an interconnection agreement with Deutsche Telekom and a Siemens EWSD switch located in Dusseldorf. The Siemens EWSD switch has already completed the Interoperability (IOP) certification testing required by Deutsche Telekom, which typically takes 10 to 12 months to complete.

     In February 1999, the Company announced the acquisition of 64.6% of the outstanding shares of Phone Systems and Network, S.A ("PSN"), a French switch-based reseller of long distance services. PSN operates switches in Paris and Switzerland and has over 14,000 residential and business customers. Additionally, it holds the L34.1 license in France, allowing it to provide nationwide telecommunications services. In February 1999, the Company acquired a 20% ownership in a Nevada holding company with operations in Europe. These acquisitions, combined with the Global acquisition, have accelerated Startec's entry into the European markets and provide important licensing and network components.

MARKET OPPORTUNITY

     According to industry sources, the international telecommunications industry generated approximately $67 billion in revenues and 81 billion minutes of use during 1997. Industry sources indicate that the international telecommunications market is one of the fastest growing and most profitable segments of the global telecommunications industry. It is estimated that by the end of 2001, this market will have expanded to $98 billion in revenues and 153 billion minutes of use, representing compound annual growth rates from 1997 of 10% and 17%, respectively. The highly competitive and rapidly changing international telecommunications market has created a significant opportunity for carriers that can offer high-quality, low-cost international long distance service.

     Based on industry estimates, approximately 70% of international long distance traffic was generated between North America and Western Europe in 1997. The Company's target market consists of a significant portion of the remaining 30% of the international long distance traffic, or approximately $20 billion in revenues and 24 billion minutes of use. The Company believes that international long distance usage in its target markets will grow at rates in excess of the international telecommunications market as a whole, primarily as a result of (i) continuing economic development in these markets with a corresponding investment in telephone and telecommunications infrastructure and (ii) continuing deregulation of these markets.

CUSTOMERS

     The Company markets its international long distance services primarily to two customer groups: residential ethnic communities with significant international long distance usage and international long distance carriers. The Company's residential customers generally are members of ethnic groups that tend to be concentrated in major U.S. metropolitan areas, including Asian, Middle Eastern, Sub-Saharan African and European communities. The number of such customers has grown significantly over the past three years, from 10,675 as of December 31, 1995 to 122,057 as of December 31, 1998. Net revenues from residential customers accounted for approximately 33%, 33% and 37% of the Company's net revenues in the years ended December 31, 1998, 1997 and 1996, respectively. As part of its strategy, the Company seeks to increase the proportion of its net revenues derived from residential customers.

     The Company also offers wholesale telecommunications services to other international long distance carriers, which allows the Company to balance its residential customer base and efficiently use its network capacity. These carrier customers include first- and second-tier long distance carriers seeking competitive rates and high-quality transmission capacity. The number of the Company's carrier customers has grown significantly since the Company first began marketing its services to this segment in late 1995. As of December 31, 1998, the Company had 53 carrier customers. Revenues from carrier customers accounted for 67%, 67% and 63% of the Company's net revenues in the years ended December 31, 1998, 1997 and 1996, respectively. During the year ended December 31, 1998, the Company's five largest carrier customers accounted for 61% of net revenues, with MCI/WorldCom accounting for 35% of net revenues. No other customer accounted for 10% or more of the Company's net revenues during 1997. In a number of cases, the Company provides services to carriers that are also suppliers to the Company.

SERVICES AND MARKETING

       Residential Customers

     The Company generally provides international and interstate residential long distance customers with dial-around long distance service. Residential customers access Startec's network by dialing its CIC code before dialing the number they are calling, enabling them to use the Company's services at any time without changing their existing long distance carrier.

     The Company invests substantial resources in identifying and evaluating potential markets for its services. In particular, the Company seeks to identify ethnic groups with demographic profiles that suggest significant potential for high-volume international telecommunications usage. Once a market has been identified, the Company evaluates the opportunity presented by that market based upon factors that include the credit characteristics of the target group, switching requirements, network access and vendor diversity. Assuming that the target market meets the Company's criteria, the Company implements marketing programs targeted specifically at that ethnic group, with the goal of generating region-specific international long distance traffic. The Company markets its residential services under the "Startec" name through a variety of media, including focused print advertising in ethnic newspapers, advertising on ethnic radio and television stations, direct mail and sponsorship of ethnic events and customer referrals. The Company also sponsors and attends community events.

     Potential customers call a toll free number that appears in Company advertising and are connected to a multilingual customer service representatives. The Company uses this opportunity to obtain detailed information regarding, among other things, customers' anticipated calling patterns. The customer service representative then sends out a welcome pack explaining how to use Startec's services. Once the customer begins to use the services, the Company routinely monitors usage and periodically communicates with the customer to gauge service satisfaction. Startec also uses proprietary software to assist it in tracking customer satisfaction and a variety of customer behaviors, including turnover ("churn"), retention and frequency of usage. The Company's customer service center, which services the Company's residential customer base, is staffed by trained, multilingual customer service representatives, and operates 24 hours a day, seven days a week. The Company currently employs approximately 184 customer service representatives.

     Although the Company is sensitive to the role that the price of long distance service plays in consumer decision making, it generally does not attempt to be the low-price leader. Instead, the Company focuses on providing overall value to its customers, combining competitive pricing with high levels of service, customer representatives fluent in the customers' native languages, focused marketing campaigns directed at their ethnic groups, and involvement in their communities through sponsorship of local events and other activities. The Company believes that this strategy increases usage of Startec's services and enhances customer loyalty and retention.

     In addition to its current long distance services, the Company continually evaluates potential new service offerings in order to increase traffic and enhance customer loyalty and retention. New services the Company expects to introduce include Home Country Direct Services, which will provide customers with access to Startec's network from any country and will allow them to place either collect or credit/debit card calls; prepaid domestic and international calling cards, which may be used from any touchtone telephone in the United States, Canada or Europe, and "dial-1" service for U.S. customers.

     Carrier Customers

     To maximize the efficiency of its network capacity, the Company sells its international long distance services to other telecommunications carriers. Startec has been actively marketing its services to carrier customers since late 1995 and believes that it has established a high degree of credibility and valuable relationships with the leading carriers. The Company has a dedicated marketing team serving the carrier market, including approximately 31 carrier service representatives. In addition, the Company participates in international carrier membership organizations, trade shows, seminars and other events that provide its carrier marketing staff with additional opportunities to establish and maintain relationships with other carriers that are potential customers. The Company's strategy is to focus its marketing efforts on first- and second-tier carriers. The Company generally avoids providing services to lower-tiered carriers because of potential difficulties in collecting accounts receivable. Because carrier customers generally are extremely price sensitive, the Company closely tracks the prices of competitors serving the carrier market and monitors its own network costs to ensure optimal pricing for its carrier customers.

     Future Service Offering

     The Company is incorporating state-of-the-art technology in its network infrastructure. It intends to expand its service offerings to ethnic communities by: (i) deploying ATM/IP telephony throughout its network; (ii) creating Virtual Communities on its current web site to connect customers from and in the emerging economies; (iii) offering Internet access services to customers in the U.S.; and (iv) providing co-location and web hosting facilities at its main international gateway sites in New York and Los Angeles as well as at its Miami international gateway site, which is scheduled to be operational in the second quarter of 1999.


THE STARTEC GLOBAL NETWORK

     The Company provides its services through a flexible network of owned and leased transmission facilities, resale arrangements and a variety of operating agreements and termination arrangements, all of which allow the Company to terminate traffic in the over 200 countries that have telecommunications capabilities. The Company has been expanding its network to match increases in its long distance traffic volume and to support the needs of its customers. The network employs advanced switching technologies and is supported by monitoring facilities and the Company's technical support personnel.

     Customer Call Centers

     As a part of its dedication to customer service, the Company intends to build three customer service centers in Bethesda, Maryland, Guam and Europe in 1999. Each center will operate 24 hours a day, seven days a week and will accommodate approximately 150 customer service representatives. The Bethesda center will support the languages of the Middle East and Central Europe; the Guam center will support Asian languages, while the European center will support the languages of Western Europe.

     Switching and Transmission Facilities

     The Company currently operates a Nortel DMS 250/30 international gateway switch in New York City and a Nortel GSP international gateway switch in Los Angeles, California. The Company is also installing a Nortel GSP international gateway switch in Miami, as well as at a second site in New York, New York. In December 1998, the Company acquired a Siemens EWSD switch in Dusseldorf, Germany through the acquisition of Global Communications GmbH. In February 1999, the Company acquired a Telesoft Okoford switch in Paris, France through the acquisition of a majority interest in Phone Systems Network. The Company has also installed POPs in the U.S. and Europe. The POPs aggregate traffic originating from the region around the city in which it is located and route the traffic to the Company's international gateway switches. Each POP contains telecommunications equipment that is scaleable to accommodate the traffic volume demands of each region. The Company currently has 15 switch and POP sites in the U.S., Europe and Asia.

     The Company's international expansion strategy is predicated on the installation of multiple switches and POPs throughout the world. The Company plans to acquire multiple international gateway switches and POPs through 2000 to be installed in (i) Europe: the U.K., France, Germany, Spain, Belgium, Italy, Austria, Denmark, Ireland, Switzerland, Greece and Portugal; (ii) North America: the U.S., Canada, and Mexico; (iii) Asia and the Pacific Rim: Guam, Hong Kong, Singapore and India; and (iv) Latin and South America: Argentina and Brazil. These switches will be deployed in 1999 and 2000. As the Company executes its expansion strategy, encounters new marketing opportunities and employs new technology, management may elect to relocate or redeploy certain switches, POPs and other network equipment to alternate locations from what is described above.

     The Company generally installs switches and POPs in regions where it believes it can achieve one or more of the following goals: (i) originate calls from its own customer base, (ii) transmit calls originated elsewhere on its network to the call's final destination on a more cost-efficient basis, or (iii) terminate calls originated and carried on its own network. The Company intends to use the switches and POPs to be installed in the U.S., Canada and Europe primarily to carry calls originated in those countries by the Company's customers. The switches and POPs that the Company plans to install in Asia and the Pacific Rim and in Latin and South America will be used both as "hubbing" or transit sites and to terminate calls originated in other countries.

     Startec currently owns IRUs on 13 cable systems, including the Canus-1, Cantat-3, Columbus II, Gemini, TAT 12/13, TAT 14, Atlantic Crossing, TPC-5, Guam-Philippines, China-US, and FLAG cables, and is a signatory owner on the Columbus III and Sea-Me-We 3 cables. It accesses additional cables and satellite facilities through arrangements with other carriers. During 1999, the Company intends to invest in domestic land-based fiber optic cable facilities linking the East Coast and West Coast of the United States and in undersea fiber optic transmission facilities linking North America with Europe, the Pacific Rim, Asia and Latin America. The Company believes that it may achieve substantial savings by acquiring additional interests in fiber optic cable, which would reduce its dependence on leased cable access. Having an ownership interest rather than a lease interest in such cable enables the Company to increase its capacity without a significant increase in cost, by utilizing digital compression equipment, which it cannot do under leasing or similar access arrangements. Digital compression equipment enhances the traffic capacity of the undersea cable, which permits the Company to maximize cable utilization while reducing the Company's need to acquire additional capacity. In addition to increasing its interests in fiber optic cable facilities, the Company intends to invest in or acquire two satellite earth stations in 1999, which will provide it with additional routing flexibility, and the ability to connect with carriers on lower-volume routes and carriers in countries where international cable capacity has not yet become available.

     The Company enters into lease arrangements and resale agreements with other telecommunications carriers when cost effective. The Company purchases switched minute capacity from various carriers and depends on such agreements for termination of its traffic. The Company currently purchases capacity from approximately 53 carriers. The Company's efforts to build additional switching and transmission capacity are intended to decrease the Company's reliance on leased facilities and resale agreements. As traffic across its owned facilities increases, management believes the Company will realize operating efficiencies and improve its margins.

     The Company intends to incorporate additional state-of-the-art facilities in its network architecture, including ATM/IP capabilities. The Company is evaluating a number of existing products for implementation into its network. By incorporating this technology, the Company expects to realize lower overall transmission costs.

     Operating Agreements and Other Termination Arrangements

     Startec attempts to retain flexibility and maximize its termination options by using a mix of operating agreements, transit and refile arrangements, resale agreements and other arrangements to terminate its traffic in the destination country. The Company's approach is designed to enable it to take advantage of the rapidly evolving international telecommunications market in order to provide low cost international long distance services to its customers.

     The Company's  strategy is based on its ability to enter into and maintain:
(i) operating agreements with PTTs in countries that have yet to become liberalized so that the Company would then be permitted to terminate traffic in, and receive return traffic from, that country; (ii) operating agreements with PTTs and emerging carriers in foreign countries whose telecommunications markets have liberalized so it can terminate traffic in such countries; (iii) resale agreements and transit and refile arrangements to terminate its traffic in countries with which it does not have operating agreements so as to provide the Company multiple options for routing traffic; and (iv) interconnection agreements with the PTT in each of the countries where the Company plans to have operating facilities so that it can terminate traffic in that country. As of December 31, 1998, Startec had 40 operating agreements, which will provide direct access to 36 countries after full implementation. At December 31, 1998, 23 of the 40 agreements have been implemented with the remainder to be implemented during 1999. These operating agreements allow the Company to terminate traffic at lower rates than by resale in markets where it cannot establish an on-net connection due to the current regulatory environment. The Company believes that it would not be able to serve its customers at competitive prices without such operating or interconnection agreements. In addition, these operating agreements provide a source of profitable return traffic for the Company. Termination of such operating agreements by certain of the Company's foreign carriers or PTTs could have a material adverse effect on the Company's business.

     Network Operations and Technical Support

     The Company uses proprietary routing software to maximize routing efficiency. Network operations personnel continually monitor pricing changes by the Company's carrier-suppliers and adjust call routing to make cost efficient use of available capacity. In addition, the Company provides 24-hour network monitoring, trouble reporting and response procedures, service implementation coordination and problem resolution, and has developed and uses proprietary software that enables it to monitor, on a minute by minute basis, all key aspects of its services. Recent software upgrades and additional network monitoring equipment have been installed to enhance the Company's ability to handle increased traffic and monitor network operations. While the Company performs the majority of the maintenance of its network, it also has service and support agreements with Nortel and Siemens covering its New York City, Los Angeles, Miami and Washington, D.C. switches. The Company depends upon third parties with respect to the maintenance of facilities which the Company leases and fiber optic cable lines in which it has an IRU or other use arrangements.

     The Company utilizes highly automated state-of-the-art telecommunications equipment in its network and has diverse alternate routes available in cases of component or facility failure, or in the event that cable transmission wires are inadvertently cut. Back-up power systems and automatic traffic re-routing enable the Company to provide a high level of reliability for its customers. Computerized automatic network monitoring equipment allows fast and accurate analysis and resolution of network problems. In general, the Company relies upon the utilization of other carriers' networks to provide redundancy in the event of technical difficulties in the network. The Company believes that this is a more cost effective strategy than purchasing or leasing its own redundant capacity.

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

     The Company's proprietary reporting software compiles call, price and cost data into a variety of reports, which the Company uses to re-program its routes on a real time basis. The Company's reporting software can generate additional reports, as needed, including customer usage, country usage, vendor rates, vendor usage by minute, dollarized vendor usage and loss reports.

     The Company has built multiple redundancies into its billing and call data collection systems. Two call collector computers receive redundant call information simultaneously, one of which produces a file every 24 hours for filing purposes while the other immediately forwards the call data to corporate headquarters for use in customer service and traffic analysis. The Company maintains these independent and redundant billing systems in order to verify billing internally and to ensure that bills are sent out on a timely basis. All of the call data, and resulting billing data, are continuously backed up on tape drive and redundant storage devices.

     Residential customers are billed for the Company's services through the LEC, with the Company's charges appearing directly on the bill each residential customer receives from the customer's LEC. The Company utilizes a third party billing company which has arrangements with the LECs to facilitate collections of amounts due to the Company from the LECs. The third party billing company receives collections from the LEC and transfers the sums to the Company, after withholding processing fees, applicable taxes, and provisions for credits and uncollectible accounts. As part of its strategy, the Company also plans to enter into its own billing and collection agreements directly with certain LECs, which management expects will provide the Company with opportunities to reduce the costs currently associated with billing and collection practices. Carrier customers are billed directly by the Company.

COMPETITION

     The international telecommunications industry is intensely competitive and subject to rapid change precipitated by changes in the regulatory environment and advances in technology. The Company's success depends upon its ability to compete with a variety of other telecommunications providers in the United States and in each of its international markets, including the respective PTT in each country in which the Company operates or plans to operate in the future. Other competitors of the Company include large, facilities-based multinational carriers such as AT&T, Sprint and MCI/WorldCom and smaller facilities-based wholesale long distance service providers in the United States and overseas that have emerged as a result of deregulation, switched-based resellers of international long distance services and global alliances among some of the world's largest telecommunications carriers, such as Global One (Sprint, Deutsche Telekom and France Telecom). The telecommunications industry is also being impacted by a large number of mergers and acquisitions including recent announcements regarding a proposed joint venture between the international operations of AT&T and British Telecom, the proposed acquisition of TCI by AT&T, and the proposed mergers of SBC and Ameritech and GTE and Bell Atlantic. International telecommunications providers such as the Company compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Residential customers frequently change long distance providers in response to competitors' offerings of lower rates or promotional incentives. In general, because the Company is currently a dial-around provider, its customers can switch carriers at any time. In addition, the availability of dial-around long distance services has made it possible for residential customers to use the services of a variety of competing long distance providers without the necessity of switching carriers. The Company's carrier customers generally also use the services of a number of international long distance telecommunications providers, and are especially price sensitive. In addition, many of the Company's competitors enjoy economies of scale that can result in a lower cost structure for termination and network costs, which could cause significant pricing pressures within the international communications industry. Several long distance carriers in the United States have introduced pricing strategies that provide for fixed, low rates for both international and domestic calls originating in the United States. Such a strategy, if widely adopted, could have an adverse effect on the Company's business, financial condition and results of operations if increases in telecommunications usage do not result or are insufficient to offset the effects of such price decreases. In recent years, competition has intensified causing prices for international long distance services to decrease substantially. Prices are expected to continue to decrease in most of the markets in which the Company currently competes. The Company believes, however, that these reductions in prices have been and will continue to be more than offset by reduction in the cost to the Company of providing such services. The Company expects that competition will continue to intensify as the number of new entrants increases as a result of the new opportunities created by the 1996 Telecommunications Act, implementation by the FCC of the United States' commitment to the WTO and changes in legislation and regulation in various foreign target markets. There can be no assurance that the Company will be able to compete successfully in the future.

     The telecommunications industry is also experiencing change as a result of rapid technological evolution, marked by the introduction of new product and service offerings and increasing satellite and undersea cable transmission capacity for services similar to those provided by the Company. Such technologies include satellite-based systems, such as those proposed by Iridium LLC and Globalstar, L.P., utilization of the Internet for international voice and data communications and digital wireless communication systems such as PCS. The Company is unable to predict which of many possible future product and service offerings will be important to maintain its competitive position or what expenditures will be required to develop and provide such products and services.

GOVERNMENT REGULATION

Overview

     Startec's business is subject to varying degrees of regulation by United States regulatory authorities at the federal and state level, as well as by foreign regulatory authorities. In recent years, the regulation of the telecommunications industry has been in a state of flux as a result of the passage of new laws seeking to foster greater competition in telecommunications markets. In particular, comprehensive amendments to the Communications Act of 1934, as amended ("1934 Act") were made by the Telecommunications Act of 1996 ("1996 Act"). The purpose of the 1996 Act is to promote competition in all areas of telecommunications by reducing unnecessary regulation at both the federal and state levels to the greatest extent possible. State legislatures also have passed new laws increasing competition. The FCC and state public service commissions ("PSCs") have adopted many rules to implement new legislation and encourage competition. These changes, which are still incomplete, have created new opportunities for Startec and its competitors.

     U.S. federal laws, including common carriage requirements under the 1934 Act and the FCC's rules, apply to Startec's international and interstate facilities-based and resale telecommunications services. Applicable PSCs have jurisdiction under separate state statutes over telecommunications services originating and terminating within the same state. The FCC and the PSCs generally have the authority to condition, modify, cancel, terminate or revoke Startec's operating authority for failure to comply with federal and state laws and applicable rules, regulations and policies. Fines or other penalties also may be imposed for such violations. Any such action by the FCC and/or the PSCs could have a material adverse effect on Startec's business, financial condition and results of operations.

     In addition, the laws of other countries directly apply only to carriers doing business in those countries. Startec is affected indirectly by such laws insofar as it is doing business in foreign countries, and indirectly to the extent that such laws affect foreign carriers with which Startec does business.

     The following summary of regulatory developments and legislation does not purport to describe all present and proposed U.S. or foreign regulations and legislation affecting the telecommunications industry. Other existing regulations are currently the subject of judicial proceedings, legislative hearings or administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or Startec can be predicted at this time. There can be no assurance that future regulatory judicial and legislative changes will not have a material adverse effect on Startec, that U.S. or foreign regulators or third parties will not raise material issues with regard to Startec's compliance or noncompliance with applicable laws and regulations, or that regulatory activities will not have a material adverse effect on Startec's business, financial condition and results of operations.

U.S. Federal Regulation

     INTERNATIONAL COMMON CARRIER SERVICES. In February 1997, 69 countries, including the United States, Japan, and all of the member states of the EU, signed the World Trade Organization Basic Telecommunications Services Agreement ("WTO Agreement") to facilitate competition in basic telecommunications services. The WTO Agreement entered into force on February 5, 1998. Pursuant to the terms of the WTO Agreement, signatories to the WTO Agreement have committed to varying degrees and within varying timeframes to allow access to their domestic and international markets to competing telecommunications providers, allow foreign ownership interests in existing telecommunications carriers and establish regulatory schemes to develop and implement policies to accommodate telecommunications competition.

     The FCC's new rules implementing the WTO Agreement, which took effect on February 9, 1998 generally ease restrictions on entry by foreign telecommunications carriers from WTO member countries into the U.S. and streamline FCC regulation of such carriers. Foreign entry restrictions and full FCC regulation remain in effect for foreign telecommunications carriers from non-WTO countries. The FCC's new policies implementing the WTO Agreement also address the applicability to companies from WTO member and non-member countries of equivalency and other reciprocity principles regarding international facilities-based and resale services, foreign ownership limitations and foreign carrier entry into the U.S. market. At the same time, telecommunications markets in many foreign countries are expected to be significantly liberalized, creating additional competitive market opportunities for U.S. telecommunications businesses such as Startec. Although many countries have agreed to make certain changes to increase competition in their respective markets, there can be no assurance that countries will enact or implement the legislation required to effect the changes to which they have committed in a timely manner or at all. Failure by a country to meet commitments made under the WTO Agreement may give rise to a cause of action for the injured foreign countries to lodge a trade dispute with the WTO. At this time, Startec is unable to predict the effect the WTO Agreement and related developments might have on its business, financial condition and results of operations.

     International telecommunications carriers are required to obtain authority from the FCC under Section 214 of the Communications Act in order to provide international service that originates or terminates in the United States. U.S. international common carriers also are required to file and maintain tariffs with the FCC specifying the rates, terms, and conditions of their services. In 1989, Startec received Section 214 authority from the FCC to acquire and operate satellite facilities for the provision of direct international service to Italy, Israel, Kenya, India, Iran, Saudi Arabia, Pakistan, Sri Lanka, South Korea and the United Arab Emirates. Startec was also authorized to resell services of other common carriers for the provision of switched voice, telex, facsimile and other data services, and for the provision of INTELSAT Business Services and international television services to various overseas points.

     On August 27, 1997, Startec was granted global facilities-based Section 214 authority under new FCC streamlined processing rules adopted in 1996 for international carriers. Startec is classified by the FCC as a non-dominant carrier on its international and domestic routes. A facilities-based global
Section 214 authorization enables Startec to provide international basic switched, private line, data, television and business services using authorized facilities to virtually all countries in the world. In March 1999, the FCC once again streamlined its rules for licensing and regulating international carriers. Among other things, under the most recent rules a carrier with global Section 214 authorization for facilities-based services will be allowed to utilize any foreign submarine cable system in its provision of facilities-based international services without additional authorization.

     Under FCC rules which took effect on February 9, 1998, upon entry into force of the WTO Agreement of February 5, 1998, the FCC replaced the "equivalency" test with a rebuttable presumption in favor of the provision of switched services over interconnected private lines ("international simple resale" or "ISR") to WTO member countries. The FCC will authorize the provision of ISR between the U.S. and a WTO member country if either the settlement rates for at least 50 percent of the settled U.S.-billed traffic between the U.S. and that country are at or below the FCC's benchmark settlement rate for that country, or the country satisfies the FCC's test for equivalent ISR policies. The FCC will authorize ISR between the U.S. and a non-WTO member country only if both the settlement rates for at least 50 percent of the settled U.S.-billed traffic between the U.S. and that country are at or below the FCC's benchmark settlement rate for that country, and the country satisfies the FCC's equivalency test. To date, the FCC has approved ISR for international services between the U.S. and eighteen foreign countries, including Australia, Austria, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Norway, Sweden, Switzerland and the United Kingdom. It is possible that ISR may be approved for additional countries in the future. Pursuant to FCC rules and policies, Startec's authorization to provide service via ISR will be expanded automatically to include countries subsequently approved by the FCC for ISR.

     Startec must also conduct its international business in compliance with the FCC's international settlements policy ("IS Policy"). The IS Policy establishes the parameters by which U.S.-based carriers and their foreign correspondents settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement (also referred to as an "operating agreement"), which also sets forth the term of the agreement, the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements, the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, and procedures for the settlement of disputes. The amount of payments (the "settlement rate") is determined by the negotiated accounting rate specified in the operating agreement. Under the IS Policy, the settlement rate generally must be one-half of the accounting rate. Carriers must obtain waivers of the FCC's rules if they wish to use an accounting rate that differs from the prevailing rate or vary the settlement rate from one-half of the accounting rate.

     The IS Policy is designed to eliminate foreign carriers' incentives and opportunities to discriminate in their operating agreements among different U.S.-based carriers through a practice referred to as "whipsawing." Whipsawing involves a foreign carrier varying the accounting and/or settlement rate offered to different U.S.-based carriers for the benefit of the foreign carrier, which could secure various incentives by favoring one U.S.-based carrier over another. Under the uniform settlements policy, U.S.-based carriers can only enter into operating agreements that contain the same accounting rate and settlement terms offered to all U.S.-based carriers in that country and provide for proportionate return traffic. When a U.S.-based carrier negotiates an accounting rate with a foreign carrier that is lower than the accounting rate offered to another U.S.-based carrier for the same service, the U.S.-based carrier with the lower rate must file a notification letter with the FCC. If a U.S.-based carrier does not already have an operating agreement in effect, it must file a request with the FCC to modify the accounting rate for that country to introduce service with the foreign correspondent in that country. A U.S.-based carrier also must request modification authority from the FCC for any proposal that is not prospective, that is not a simple reduction in the accounting rate, or that changes the terms and conditions of an existing operating agreement. The notification and modification procedures are intended to provide all U.S.-based carriers with an opportunity to compete in foreign markets on a nondiscriminatory basis. Among other efforts to counter the practice of whipsawing and inequitable treatment of similarly situated U.S.-based carriers, the FCC adopted the principle of proportionate return - which requires that the U.S. carrier terminate U.S.-inbound traffic in the same proportion as the U.S.-outbound traffic that it sends to the foreign correspondent - to assure that competing U.S.-based carriers have roughly equitable opportunities to receive the return traffic that reduces the marginal cost of providing international service.

     Consistent with its pro-competition policies, the FCC has prohibited U.S.-based carriers from agreeing to accept special concessions from any foreign carrier or administration with market power. A special concession is any arrangement that affects traffic flow to or from the U.S. that is offered exclusively by a foreign carrier or administration to a particular U.S. carrier that is not offered to similarly situated U.S. carriers authorized to serve a particular route.

     In 1996, the FCC amended the IS Policy to provide carriers with flexibility to introduce alternative payment arrangements that deviate from the IS Policy. As a result of the WTO Agreement, the FCC created a rebuttable presumption in favor of alternative payment arrangements with WTO member countries. On August 7, 1997, the FCC adopted revisions to reduce the level and increase enforcement of its international accounting "benchmark" rates, which are the FCC's target ceilings for prices that U.S. carriers should pay to foreign carriers for terminating U.S. calls overseas. While these rule changes may provide more flexibility to Startec to respond more rapidly to changes in the global telecommunications market, it will also provide similar flexibility to Startec's competitors. Startec intends, where possible, to take advantage of lowered accounting rates and more flexible settlement arrangements.

     As of December 31, 1998, Startec had operating agreements and interconnection arrangements with carriers in approximately 40 countries, primarily in emerging economies. FCC regulations require that U.S. international telecommunications carriers are required to file copies of their contracts with foreign correspondents, including operating agreements, with the FCC within 30 days of execution. Startec has filed, or will file, each of its operating agreements with the FCC as required. The FCC's rules also require Startec to file periodically a variety of reports regarding its international traffic flows and use of international facilities. Startec has on file and maintains with the FCC annual circuit status reports and traffic data reports. An FCC rulemaking proceeding is pending in which it has proposed to reduce certain reporting requirements of common carriers. Startec is unable to predict the outcome of this proceeding or its effect on Startec.

     The FCC is currently considering whether to limit or prohibit the practice whereby a carrier routes, through its facilities in a third country, traffic originating from one country and destined for another country. The FCC has permitted third country calling where all countries involved consent to this type of routing arrangements, referred to as "transiting." Under certain arrangements referred to as "refiling," the carrier in the destination country does not consent to receiving traffic from the originating country and does not realize the traffic it receives from the third country is actually originating from a different country. The FCC to date has made no pronouncement as to whether refile arrangements comport either with U.S. or ITU regulations. It is possible that the FCC may determine that refiling, as defined, violates U.S. and/or international law. To the extent that Startec's traffic is routed through a third country to reach a destination country, such an FCC determination with respect to transiting and refiling could have a material adverse effect on Startec's business, financial condition and results of operations.

     The FCC also regulates the ability of U.S.-based international carriers affiliated with foreign carriers to serve markets where the foreign affiliate is dominant. Previously, U.S. carriers were required to report any investment by a foreign carrier of 10% or greater, and Startec reported the only foreign carrier investment in Startec at the time, an affiliate of Portugal Telecom. Under the FCC's new rules implementing the WTO Agreement, which took effect on February 9, 1998 the threshold for notification of affiliations with foreign carriers has been increased to 25%. Under the new rules, Startec is affiliated with Global Communications GmbH, a licensed carrier in Germany, and Phone Systems and Network, S.A., a licensed carrier in France. The FCC considers a foreign-affiliated U.S. carrier to be dominant on foreign routes where the foreign affiliate is a monopoly or has more than 50 percent market share in international or local telecommunications. None of the carriers with which Startec is affiliated are considered dominant in their foreign markets, and Startec is not regulated as dominant on any international route.

     The FCC may condition, modify or revoke any of the Section 214 authorizations granted to Startec for violations of the Communications Act, the FCC's rules and policies or the conditions of those authorizations or may impose monetary forfeitures for such violations. Any such action on the part of the FCC may have a material adverse effect on Startec's business, financial condition and results of operations.

     INTERNET SERVICES, IP TELEPHONY AND ADVANCED SERVICES. In the U.S., Internet services, including voice communications over the Internet or IP protocols ("Internet Telephony") currently are treated as enhanced services and may be provided on an unregulated basis. In December 1996, the FCC initiated a Notice of Inquiry (the "Internet NOI") regarding whether to impose regulations or surcharges upon providers of Internet access and information services. The Internet NOI specifically identifies Internet Telephony as a subject for FCC consideration. This proceeding remains pending. In April 1998, the FCC filed a report with Congress stating that Internet access falls into the category of information services, and should not be subject to common carrier regulation, including the obligation to pay access charges, but that the record suggests that some forms of Internet services may be more like telecommunications services than information services, and possibly should be subject to common carrier regulation. To date, all aspects of Internet Telephony remain unregulated. However, for the purpose of assisting in a determination of whether reciprocal compensation for traffic bound for Internet service providers is due between competing local exchange carriers, FCC recently has determined that Internet services are interstate rather than local in nature. A petition for review of this decision has been filed by Bell Atlantic in the U.S. Court of Appeals for the Eighth Circuit. Controversy over this and related issues may lead to changes in federal or state regulatory treatment of Internet related services. Startec cannot predict the outcome of these proceedings.

     In addition, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. State public utility commissions may also retain jurisdiction to regulate the provision of intrastate Internet telephone services. If Congress, the FCC, or a state utility commission begins to regulate Internet Telephony, there can be no assurances that any such regulation will not materially adversely affect our business, financial condition or results of operations. Similarly, certain foreign governments have begun to consider more closely the regulatory status of Internet services, especially Internet Telephony. We cannot predict the likelihood that U.S. federal or state authorities or foreign governments will impose additional regulation on our Internet-related services, nor can we predict the impact that future regulation will have on our operations.

     The FCC also has initiated proceedings addressing the availability of advanced communications services to all Americans. In February 1999, the FCC issued a report in a inquiry proceeding concluding that no significant changes in existing policies are presently, but that it should continue to monitor the deployment of broadband services and issue another report in the year 2000. The Commission said that in the meantime it will continue to allocate, auction, and license more radio spectrum for uses that include broadband data transmission.

     In a related rulemaking, the FCC has developed new rules on a wide variety of issues associated with the provision of advanced services by wireline carriers. The FCC clarified that the interconnection, unbundling and resale obligations of incumbent local exchange carriers ("ILECs") under Section 251 of the 1996 Act extend to their provision of advanced services, and proposed measures to promote the deployment of advanced services by both ILECs and competitive local exchange carriers ("CLECs"). In rules adopted in March 1999, the FCC required expanded physical collocation rights for CLECs and strengthened the rights of CLECs to order unbundled network elements required to provide advanced services. However, the FCC also interpreted the 1996 Act as permitting ILECs to deploy advanced services through separate affiliates which would not be regulated as an ILEC. These new rules should enhance the flexibility of Startec's options for terminating advanced services, but Startec cannot predict the final outcome of these proceedings or any court appeals that might ensue.

     INTERSTATE INTEREXCHANGE SERVICES. Startec's provision of domestic long distance service in the United States is subject to regulation by the FCC and certain state PSCs, who regulate to varying degrees interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which Startec's domestic services are provided. Startec must comply with the requirements of common carriage under the of 1934 Act. Pursuant to the 1934 Act, Startec is subject to the general requirement that its charges and regulations for communications services must be "just and reasonable" and that it may not make any "unjust or unreasonable discrimination" in its charges or regulations. Carriers such as Startec also are subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, require the filing of periodic reports, and restrict interlocking directors and management. Startec also has filed domestic long distance tariffs with the FCC. The FCC also has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

     The FCC has established different levels of regulation for dominant and non-dominant carriers. Among domestic common carrier service providers, only GTE, the RBOCs and other ILECs are classified as dominant carriers, and all other providers of domestic common carrier services, including Startec, are classified as non-dominant carriers. The 1996 Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. In November 1996, in its first major exercise of regulatory forbearance authority granted by the 1996 Act, the FCC issued an order detariffing domestic interexchange services. The order required mandatory detariffing and gave carriers such as Startec nine months to withdraw federal tariffs and move to contractual relationships with its customers. This order was to take effect as of December 1997. On February 13, 1997, however, the U.S. Court of Appeals for the District of Columbia Circuit stayed the FCC's order pending judicial review. The appeals remain pending.

     Should the appeals fail and the FCC's order become effective, Startec may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. The absence of tariffs, however, will also require that Startec secure contractual agreements with its customers regarding many of the terms of its existing tariffs or face possible claims arising because the rights of the parties are no longer clearly defined. To the extent that Startec's customer base involves "casual calling" customers, the potential absence of tariffs could require Startec to establish contractual methods to limit potential liability. On August 20, 1997, the FCC partially reconsidered its order by allowing dial-around carriers such as Startec to maintain tariffs on file with the FCC.

     The 1996 Act directs the FCC, in cooperation with state regulators, to establish a Universal Service Fund ("USF") that will provide subsidies to carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the USF also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its order in June 1997. For the first and second calendar quarters of 1998, the FCC established payment rates for all interexchange carriers that amount to 3% to 4% of eligible intrastate, interstate, and international long distance service revenues.

     In July 1998, the FCC extended by six months, or to July 1, 1999, the date on which so-called "non-rural" LECs will first receive explicit subsidies for the services provided to rural subscribers. Implementation of the subsidy will increase burdens on interexchange carriers that must contribute to the USF. The FCC allows interexchange carriers to recover the international and interstate portions of these payments by passing the charges through to their customers. Certain features of the universal service funding mechanism have not yet been finalized, including the input values for the cost of network components and other parameters that will be used in econometric models to estimate non-rural carriers' reimbursable costs for providing supported services. Also, the FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. Startec is unable to predict the potential impact of these universal service funding reforms. Based upon its domestic interexchange revenues, Startec has applied to the FCC for a waiver of USF contribution requirements. Startec cannot predict the likelihood that its request will be granted.

     CASUAL CALLING ISSUES. The FCC has adopted new rules that expand the number of codes available for casual calling services. An increase in the number of codes available for casual calling allows for increased competition in the casual calling industry. In addition, the FCC is considering rules to require dominant local exchange carriers and competitive local exchange carriers to make billing arrangements available on a nondiscriminatory basis to casual calling service providers. The Company already has LEC billing arrangements in place but may wish to take advantage of rules the FCC may adopt to develop new billing arrangements with competing LECs. Competing casual calling providers without billing arrangements also would benefit from such a nondiscriminatory billing obligation.

     OTHER LEGISLATIVE AND REGULATORY INITIATIVES. The 1996 Act is designed to promote local competition through state and federal deregulation. As part of its pro-competitive policies, the 1996 Act frees the RBOCs from the judicial orders that prohibited their provision of long distance services outside of their operating territories ("LATAs"). The 1996 Act provides specific guidelines that allow the RBOCs to provide long distance inter-LATA service to customers inside its region, subject to a demonstration to the FCC and state regulators that the RBOC has opened up its local network to competition and met a "competitive checklist" of requirements designed to provide competing network providers with nondiscriminatory access to the RBOC's local network.

     Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them.
However, to date, even where the RBOCs' applications have received state approval the FCC has denied each of the RBOCs' applications brought before it. The grant of such authority could permit RBOCs to compete with Startec in the provision of domestic and international long distance services.

     On December 31, 1997, in striking down an FCC order concerning requests by SBC, US West and Bell Atlantic to enter the long distance market, a Federal District Court in Texas found unconstitutional certain provisions of the 1996 Act restricting the RBOCs from offering such services in their operating regions until they could demonstrate that their networks have been made available to competitive providers of local exchange service in those regions. In September 1998, the U.S. Court of Appeals for the Fifth Circuit reversed the District Court's decision that the challenged provisions of the 1996 Act were prohibited "bills of attainder." In January 1999, the U.S. Supreme Court declined to review the Fifth Circuit's decision. A separate petition remains pending at the Supreme Court for review of a decision by the U.S. Court of Appeals for the District of Columbia rejecting similar claims by BellSouth.

     To originate and terminate calls in connection with providing their services, long distance carriers such as Startec must purchase "access services" from ILECs or CLECs. Access charges represent a significant portion of Startec's cost of U.S. domestic long distance services and, generally, such access charges are regulated by the FCC for interstate services and by PSCs for intrastate services. In May 1997, the FCC released an order that fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end user customers. Appeals by numerous parties were denied by the Eighth Circuit Court of Appeals on August 19, 1998. Subsequently, the FCC proposed various measures to accelerate reductions in ILEC access charges and to give ILECs increased flexibility to set prices in response to competition. Together, these actions could significantly reduce the prices of ILEC access services to Startec, as well as to its competitors.

     In implementing the local competition provisions of the 1996 Act, the FCC has promulgated a series of rules regarding interconnection between ILECs and
CLECs. The issues addressed by the FCC have included requirements for non-discriminatory interconnection, access to unbundled network elements, physical collocation of equipment, transport and termination charges, pricing methodologies, resale requirements and access to rights of way. Most provisions of the FCC's orders adopting these interconnection rules were appealed, and numerous appeals were consolidated for consideration by the Eighth Circuit. In a decision released in July 1997 and modified in August 1997, the Court of Appeals upheld in part and reversed in part the FCC's orders. In addition, in August 1998, the Eighth Circuit issued a ruling in a related appeal upholding the FCC's regulations that "shared transport" be made available as an unbundled network element.

     On January 25, 1999, the U.S. Supreme Court reversed important portions of the Eighth Circuit's holding, ruling that the FCC properly exercised its authority under the 1996 Act in many respects. The Eighth Circuit Court of Appeals has not yet reinstated the FCC rules that the Supreme Court affirmed. Several ILECs have asked the Eighth Circuit not to reinstate those rules until it considers their argument that the FCC's pricing rules for network elements represent an unconstitutional taking of property without just compensation. Even if the Eighth Circuit recalls its prior mandate, it remains to be seen how soon or how vigorously the FCC will enforce its pricing rules for unbundled network elements.

     Certain other aspects of the FCC's interconnection orders were vacated by the Eighth Circuit but were not appealed to the Supreme Court; thus, they remain vacated. These include FCC rules that had directed ILECs to combine network elements requested by competitors whether or not those elements had previously been combined, and a provision requiring ILECs to provide interconnection superior in quality to those provided by the ILECs to themselves, when requested to do so by competitors. A trade association representing competitive long distance carriers has petitioned the Eighth Circuit to interpret the Supreme Court's decision as implying that the new combinations rule should be reinstated, even though it was not directly addressed by the Supreme Court.

     The ultimate resolution of local interconnection issues could enhance Startec's flexibility in terminating customer traffic. Certain additional provisions of the 1996 Act, and the rules that have been proposed to be adopted pursuant thereto, could materially affect the growth and operation of the telecommunications industry and the services provided by Startec. Further, certain of the 1996 Act's provisions have been, and likely will continue to be, judicially challenged. Startec is unable to predict the outcome of such rulemakings or litigation or the substantive effect of the new legislation and the rulemakings on Startec's business, financial condition and results of operations.

State Regulation

     INTRASTATE SERVICES Section 253 of the 1996 Act prohibits states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications services. The FCC has the authority to preempt any such state or local requirements to the extent necessary to enforce the open market entry requirements of the 1996 Act. States and localities may, however, continue to regulate the provision of intrastate telecommunications services, and, presumably, require carriers to obtain certificates or licenses before providing service.

     Startec generally is required to obtain certification from the relevant state PSC prior to the initiation of intrastate service and to file tariffs with such states. Through its subsidiary, Startec Global Licensing Company, Startec currently is authorized (or certification is not required) to provide service in 40 states and the District of Columbia. Additional applications for approval are pending in three states. In some states where Startec already is certified, it is seeking or may seek modification of its certification to provide facilities-based, in addition to resale, services. Although Startec intends and expects to obtain operating authority in each jurisdiction in which operating authority is required, there can be no assurance that one or more of these jurisdictions will not deny Startec's request for operating authority. Any failure to maintain proper federal and state certification or tariffs, or any difficulties or delays in obtaining required certifications could have a material adverse effect on Startec's business, financial condition and results of operations.

     Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, carrier stock offerings, and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the PSCs. Fines and other penalties also may be imposed for such violations. Any such action by the PSCs could have a material adverse effect on Startec's business, financial condition and results of operations. As Startec expands its operations into other states, it may become subject to the jurisdiction of their respective public service commissions for certain services offered by Startec. Startec monitors regulatory developments in all 50 states to ensure regulatory compliance.

Foreign Regulation

     EUROPEAN UNION. As Startec has expanded its operations into Europe, it has become subject to the regulations established by various European governments. These regulations, in turn, are evolving within the context of a European-wide telecommunications framework established by the European Commission ("EC") for the entire European Union ("EU"). The EU consists of the following fifteen member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece,

Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. The expansion by Startec of its business into any EU country may be directly or indirectly affected by the EC regulatory framework.

     EU member states are required to implement directives issued by the EC authorities (the EU Commission and the Council of the European Union) by passing national legislation. If an EU member state fails to effect such directives with national (or, as the case may be, regional, community or local) legislation and/or fails to render the provisions of such directives effective within its territory, the EC may take action against the EU member state, including in proceedings before the European Court of Justice, to enforce the directives.

     The EC and Council of the EU have issued a number of key regulations and directives establishing basic principles for the liberalization of the EU telecommunications market. The general framework for this liberalized environment has been set out in the EC's Services Directive (the "Services Directive"). The Services Directive sets out principles relating to restrictions on the number of licenses permitted and to procedures, fees, essential requirements and appeals. The Services Directive directs EU member states to permit the competitive provision of all telecommunications services with the exception of voice telephony (which does not include value-added services and voice services within closed user groups) and certain other services that have been gradually liberalized through subsequent amendments to the Services Directive.

     The Full Competition Directive, adopted in March 1996 (the "Full Competition Directive"), amended the Services Directive to set January 1, 1998 as the date by which all EU member states were required to remove all remaining restrictions on the provision of telecommunications services and telecommunications infrastructure, including voice telephony. Certain derogations from compliance with this timetable have been granted. The derogations granted by the EC are as follows: Luxembourg (July 1, 1998), Spain (November 30, 1998), Ireland (January 1, 2000), Portugal (January 1, 2000) and Greece (January 1, 2001).

     This  basic  framework  has  been  advanced  by a series  of  harmonization directives, which include the so-called Open Network Provision directive ("ONP"), which established the basic rules for access to the public network, the Leased Lines Directive, which required the incumbent carriers to lease lines to competitors and end-users and to establish cost accounting systems for those products by the end of 1993, the Licensing Directive of April 1997, which set out framework rules for the procedures associated with the granting of national authorizations for the provision of telecommunications services and for the establishment or operation of any infrastructure for the provision of telecommunications services, and the Interconnection Directive of June 1997, which sets out the regulatory framework for securing in the EU the interconnection of telecommunications networks.

     A 1998 amendment to the Interconnection Directive calls for the introduction of operator number portability by January 1, 2000 and extended the requirement of number portability to the entire fixed network. The amended Directive further requires the introduction of carrier preselection for at least all fixed network operators by January 1, 2000.

     Each EU member state in which Startec currently conducts its business has a different regulatory regime, and Startec expects such differences to continue. Accordingly, we must obtain different approvals, where required, from country to country. As part of the EC commitment, all EU member states are also signatories to the WTO Agreement.

     AUSTRIA. Austria joined the EU in January 1995 and, consequently, became subject to the telecommunications directives of the EC, including the agreement for total market liberalization by January 1998. In compliance with the EU directives, in particular in response to an official EU directive warning Austria of the consequences of delaying deregulation, a new telecommunications law ("TKG 97") was passed by Parliament on August 1, 1997. The TKG 97 introduced full competition to the Austrian telecommunications market and established a new independent regulatory body, the Telekom Control Commission, to issue licenses and monitor compliance with telecom regulations.

     Under the TKG 97, an individual license is required only for the provision of public voice telephony services, leased lines offered to the public by means of a fixed telecommunications network, public mobile telephony services and other mobile communications provided using a mobile communications network. All other services, public or non-public, may be provided upon notification to the Telekom Control Commission. Currently, Internet telephony is not covered by the legal provisions for "public voice telephony service." Any operator or service provider can offer Internet services.

     Startec Global Communications U.K. Ltd. ("Startec UK"), a wholly owned subsidiary of Startec Global Communications Corporation, was incorporated on April 27, 1998. Startec UK holds various telecommunications licenses and/or authorizations that allow it to offer services both in the United Kingdom and other European countries. In Austria, Startec UK holds a license for the provision of voice telephone by self-operated telecommunications network in Austria. This license allows for interconnection to Telekom Austria AG, the former monopoly PTT, and for the provision of retail and wholesale services in Austria.

     CANADA. The Canadian market has been significantly liberalized over the past year. As of October 1, 1998, international voice service, previously provided exclusively by Teleglobe, was opened to full competition. The domestic long distance market also has become more competitive as a result of the break up of the Stentor Alliance, comprised of nine provincial incumbent local exchange carriers, and the announcement by other companies of their intent to offer nationwide long distance service. Additionally, the Canadian government has relaxed long distance routing restrictions so that carriers may now route domestic and international traffic according to the most economical route, even by transiting or hubbing through the United States. These market and regulatory changes will provide increased opportunity for competitive entry in both domestic and international long distance services markets. Section 16 of the Telecommunications Act restricts Canadian facilities based carriers to a maximum total of 46.7% of direct and indirect foreign ownership of voting shares.

     Startec Global Communications Company (Canada) ("Startec Canada"), was incorporated on July 29, 1998. Startec Canada has obtained a Class A License, enabling it to provide commercial and wholesale telecommunication services in Canada. Startec has also obtained extra-provincial registrations in Nova Scotia, Ontario, Manitoba, Alberta and British Columbia. Startec currently offers retail prepaid services in British Columbia, Quebec and Ontario and wholesale carrier services nationwide.

     FRANCE. In July 1996, legislation was enacted providing for the immediate liberalization of all telecommunications activities in France, but maintaining a partial exception for the provision of voice telephony. Voice telephony was subsequently fully liberalized on January 1, 1998. The establishment and operation of public telecommunications networks and the provision of voice telephony are subject to individual licenses, which are granted by the minister in charge of telecommunications upon recommendation of France's independent regulatory authority, the Autorite de Regulation des Telecommunications ("ART").

     Startec Global Communications Corporation recently purchased a 64.6% ownership interest in Phone Systems & Network, S.A. ("PSN"), a French company listed on the Nouveau Marche. (On March 18, 1999, the Company launched a public tender offer in order to acquire additional shares of the company.) PSN holds a Voice Telephony License (Section L34.1 of the French Post and Telecommunications
Code) which allows it to provide deregulated communications services nationwide. The license also entitles PSN to obtain interconnect with the former monopoly carrier France Telecom, S.A. Currently, PSN provides prepaid and post-paid telecommunications services in France, the United Kingdom, Switzerland, Belgium and Germany. France is a key component of Startec's European expansion. The acquisition of PSN enables Startec to greatly accelerate its plans in the European market.

     GERMANY. The German Telecommunications Act of July 25, 1996 liberalized all telecommunications activities, but postponed effective liberalization of voice telephony until January 1, 1998. The German Telecommunications Act has been complemented by several Ordinances. The most significant Ordinances concern license fees, rate regulation, interconnection, universal service, frequencies and customer protection.

     Under the German regulatory scheme, licenses can be granted within four license classes. A license is required for operation of transmission lines that extend beyond the limits of a property and that are used to provide telecommunications services for the general public. The licenses required for the operation of transmission lines are divided into three infrastructure license classes: mobile telecommunications (license class 1), satellite (license class 2), and telecommunications services for the general public (license class
3). In addition to the infrastructure licenses, a license is required for operation of voice telephony services over self-operated telecommunications networks (license class 4). A class 4 license does not include the right to operate transmission lines.

     Startec Global Communications (Germany) GmbH ("Startec Germany"), is a wholly owned subsidiary of Startec. In December 1998, Startec Germany purchased Global Communications GmbH, a German carrier with Siemens EWSD switch located in Dusseldorf. Global Communications GmbH holds a Class 4 (Nationwide) license, and an interconnection agreement with Deutsche Telekom which allows the Company to provide a full range of telecommunication services and to obtain interconnection with Deutsche Telekom. An interconnection agreement with Deutsche Telekom has been signed with final physical interconnect pending. Currently also, Startec Germany has installed a POP site in Frankfurt which is being upgraded to a Siemens EWSD switch. Startec offers wholesale and retail prepaid services in Germany.

     IRELAND. Ireland has recently accelerated the liberalization of its telecommunications market, implementing full competition a year ahead of schedule. On December 1, 1998 Ireland granted 29 new telecommunications licenses of which 21 were general licenses for public voice telephony. The Office of the Director of Telecommunications Regulation (ODTR), created by the Telecommunications (Miscellaneous Provisions) Act of 1996 is currently working on a broad range of regulatory initiatives to bring Ireland up to par with other European countries with more advanced liberalization regimes.

     In Ireland, Startec U.K. holds a General Telecommunications License, which allows Startec to offer retail and wholesale telecommunication services in Ireland and to interconnect to Telecom Eireann.

     THE NETHERLANDS. The Dutch Telecommunications Act of 1998 ("Dutch Telecom Act"), which became effective December 15, 1998, provides the current regulatory framework for the provision of telecommunications services in the Netherlands. The new regime closely parallels the EU Licensing Directive requiring individual licenses only for the use of spectrum. All other services including the installation and provision of public telecommunications networks, leased lines and broadcasting networks may be provided pursuant to registration. The newly enacted Dutch Telecom Act also facilitates the construction of telecommunications networks by giving registered carriers access to rights-of-way, subject to certain conditions.

     In the Netherlands, Startec holds a Special Network Access Registration, which allows for retail and wholesale services and interconnection with Royal KPN Netherlands, N.V. Startec has installed a POP in the Netherlands, and currently offers carrier wholesale and prepaid retail services to customers in the Netherlands.

     NEW ZEALAND. The New Zealand market is fully liberalized. In New Zealand, Startec UK holds a registration as an operator under the Telecommunications (International Services) Regulations 1994. Startec has not yet commenced services in New Zealand.

     SWITZERLAND. Switzerland is not a member of the EU. Nonetheless, a new Telecommunications Act was adopted by the Swiss Parliament in April 1997 and took effect on January 1, 1998, together with Ordinances containing more detailed regulations covering telecommunications services, frequency management, numbering, terminal equipment and license fees. The new Telecommunications Act liberalized the Swiss telecommunications market as of January 1, 1998.

     The newly enacted Swiss telecommunications regulatory framework facilitates market entry by: (1) applying a notification procedure for resellers; (2) applying a procedure for operators wishing to be granted a concession for the establishment and operation of transmission facilities; and (3) providing rights-of-way, subject to a procedure of authorization, over the public domain to facilities-based carriers. Pro-competitive regulation is also applicable in the area of numbering.

     Startec Global Communications (Switzerland) GmbH ("Startec Switzerland"), a wholly owned subsidiary of Startec, was incorporated on August 5, 1998. Startec Switzerland holds a Registration for the Supply of Telecommunications Services in Switzerland, which allows for interconnection with Swisscom S.A. as well as for the provision of wholesale and retail services. Startec Switzerland has installed a POP site in Geneva through which retail prepaid and wholesale carrier services are provided in Switzerland.

     THE UNITED KINGDOM. The Telecommunications Act 1984 (the "U.K. Act") provides a licensing and regulatory framework for telecommunications activities in the United Kingdom, which are fully competitive. The Secretary of State for Trade and Industry at the Department of Trade and Industry (the "Secretary of Trade") is responsible for granting licenses under the U.K. Act and for overseeing telecommunications policy, while the Director General of Telecommunications (the "Director General") and his office are responsible, among other things, for enforcing the terms of such licenses. The Director General will recommend the grant of a license to operate a telecommunications network to any applicant that the Director General believes has a reasonable business plan, the necessary financial resources and where there are no other overriding considerations against the grant of a license. In December 1996, the British Government introduced the International Facilities License ("IFL") which authorizes holders to provide international telecommunications services over their own international infrastructure and/or by making use of IRUs in undersea cables.

     Startec U.K. holds an IFL which enables Startec to own telecommunications facilities entering the U.K. and gives Startec UK the rights and obligations to interconnect with British Telecom Communications at wholesale interconnect rates. Startec Global Communications Corporation also holds an International Simple Voice Resale ("ISVR") license in the U.K. Startec UK has a POP in London and is in the process of upgrading to a Siemens EWSD switch. Currently, Startec UK offers wholesale carrier and retail prepaid services in the U.K.

EMPLOYEES

     As of December 31, 1998, the Company had 338 full-time employees and 71 part-time employees. The Company's employees are not currently represented by a collective bargaining agreement. The Company believes that it has good relations with its employees.

ITEM 2. PROPERTIES

     The following table sets forth certain information as of December 31, 1998, relating to facilities used by the Company. All of the properties are leased.

                                              SQUARE                                                       DATE PLACED
                                              FOOTAGE                                                      IN SERVICE
                                           --------------                                                 --------------
    LEASED OFFICE SPACE                                        CALL CENTERS
    -------------------                                        ------------
         Bethesda, MD (1)                     49,500                Bethesda, MD                              1991
         Bethesda, MD                         43,700                Guam, United States                       1996
         Los Angeles, CA (2)                   7,300
         Los Angeles, CA                       4,300
         Guam, United States                   8,000
         London, UK                              520
         Frankfurt, Germany                    9,000
         Miami, Fl (2)                        10,000
         New York, NY (2)                      2,100
         Saipan                                1,000

    ------------------------------------

(1)      Headquarters of Startec Global Communications Corporation.
(2)      Facilities that house the switches

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

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Shares of the Company's Common Stock, par value $0.01 per share, were initially offered to the public on October 9, 1997 at a price of $12.00 per share. The common stock is listed on the NASDAQ National Market under the ticker symbol "STGC". The Company has not declared any cash dividends on the common stock. The Company intends to retain future earnings, if any, for use in its business and does not anticipate paying regular cash dividends on the common stock.

         The following table sets forth, on a per share basis, the range of the high and low sale prices for the common stock as reported by the NASDAQ National Market, for the periods indicated during the two fiscal years ended December 31, 1998. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                         HIGH           LOW
                                                     ------------  -------------
              1997
                 4th Quarter (from 10/8/97)..........   22 3/8         14 1/2

              1998

                 1st Quarter.........................   26 3/4           18
                 2nd Quarter.........................   29 1/8        8 11/16
                 3rd Quarter.........................   14 1/2         5 1/2
                 4th Quarter.........................   12 1/2         3 3/8

              1999

                 1st Quarter (through 3/19/99).......10 7/16          7 5/8

As of March 19, 1999, there were approximately 42 stockholders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected historical financial data of the Company which have been derived from the Company's audited financial statements for the five most recent years ended December 31, 1998. The following information should be read in conjunction with the Company's selected financial statements and notes thereto presented elsewhere herein. See "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." included herein.

                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------
               STATEMENT OF OPERATIONS DATA:                     1998         1997         1996         1995         1994
                                                              ---------    ---------    ---------    ---------    ---------
Net revenues ................................................ $ 161,169    $  85,857    $  32,215    $  10,508    $   5,108
Cost of services.............................................   141,176       75,783       29,881        9,129        4,701
                                                              ---------    ---------    ---------    ---------    ---------
  Gross margin...............................................    19,993       10,074        2,334        1,379          407
General and administrative...................................    20,520        6,288        3,996        2,170        1,159
Selling and marketing expenses...............................     7,876        1,238          514          184           91
Depreciation and amortization................................     2,253          451          333          137           90
                                                              ---------    ---------    ---------    ---------    ---------

  Income (loss) from operations .............................   (10,656)       2,097       (2,509)      (1,112)        (933)
Interest income (expense), net...............................    (7,404)        (449)        (321)         (94)         (46)
                                                              ---------    ---------    ---------    ---------    ---------

  Income (loss) before taxes and extraordinary items.........   (18,060)       1,648       (2,830)      (1,206)        (979)
                                                              ---------    ---------    ---------    ---------    ---------

  Net income (loss)(1) ...................................... $ (18,574)   $   1,619    $  (2,830)   $  (1,206)   $    (979)
                                                              =========    =========    =========    =========    =========
Basic earnings (loss) per common share(2):
  Income (loss) before extraordinary items .................. $   (2.02)   $    0.26     $  (0.52)   $   (0.23)   $   (0.21)
  Net income (loss)(1).......................................     (2.08)        0.26        (0.52)       (0.23)       (0.21)
  Weighted average common shares outstanding-basic...........     8,945        6,136        5,403        5,317        4,596

Diluted earnings (loss) per common share(2):
  Income (loss) before extraordinary items .................. $   (2.02)   $    0.25    $   (0.52)   $   (0.23)   $   (0.21)
  Net income (loss)(1).......................................     (2.08)        0.25        (0.52)       (0.23)       (0.21)
  Weighted average common and equivalent shares
       outstanding-diluted...................................     8,945        6,423        5,403        5,317        4,596

                   OTHER FINANCIAL DATA:
EBITDA(3) ................................................... $  (8,403)   $   2,548    $  (2,176)   $    (975)   $    (843)
Capital expenditures ........................................    34,931        3,881          520          200           44

                    BALANCE SHEET DATA:
Cash and cash equivalents ................................... $  81,456    $  26,114    $     148    $     528    $     257
Working capital (deficit)....................................    81,414       25,735       (6,999)      (3,744)      (3,295)
Total assets.................................................   225,982       51,530        7,327        4,044        1,954
Long term obligations........................................   165,490          461          646          361            6
Total stockholders' equity (deficit).........................    15,480       31,590       (6,089)      (3,259)      (2,803)


----------

(1) In 1998, the Company recognized a $514,000 extraordinary loss on the early extinguishment of debt.

(2)  Basic  earnings  (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus other dilutive securities.

(3) EBITDA consists of earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA should not be considered as a substitute for income from operations (loss), net income (loss), cash flow or other statement of income or cash flow data computed in accordance with GAAP or as a measure of a company's results of operations or liquidity. Although EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, the Company nevertheless believes that investors consider it a useful measure in assessing a company's ability to incur and service indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Form 10-K. Certain information contained below and elsewhere in this Form 10-K, including information regarding the Company's plans and strategy for its business, are forward-looking statements. See "Note Regarding Forward-Looking Statements."

OVERVIEW

     Startec Global Communications, Inc. ("Startec" or the "Company") is a rapidly growing, facilities based international long distance telecommunications service provider. The Company markets its services to select ethnic residential communities in the United States and Europe and to leading international long distance carriers. The Company's annual revenues have increased more than fourteen-fold over the last four years from approximately $10.5 million for the year ended December 31, 1995 to approximately $161.2 million for the year ended December 31, 1998. The Company reported a 1998 net loss of $18.6 million, or $2.08 per diluted common share compared to net income of $1.6 million, or $0.25 per diluted common share in 1997. The number of the Company's residential customers increased from 10,675 customers as of December 31, 1995 to 122,057 customers as of December 31, 1998.

     Startec was founded in 1989 to capitalize on opportunities to provide international long distance services to select ethnic communities in major U.S. metropolitan markets that generate substantial long distance traffic to their countries of origin. Until 1995, the Company concentrated its marketing efforts in the New York-Washington, D.C. corridor and focused on the delivery of international calling services to India. At the end of 1995, the Company expanded its marketing efforts to include the West Coast of the United States, and began targeting other ethnic groups in the United States, such as the Middle Eastern, Filipino and Russian communities. The Company once again expanded its marketing efforts geographically at the end of 1998 by marketing to ethnic segments in the United Kingdom and diversifying its customer base across a broader spectrum of ethnic groups, including the Caribbean, Latin American and Asian communities.

     In order to achieve economies of scale in its network operations and balance its residential international traffic, the Company, in late 1995, began marketing its excess network capacity to international carriers seeking competitive rates and high quality capacity. Since initiating its international wholesale services, the Company has expanded its number of carrier customers to 53 at December 31, 1998.

     A key component of the Company's strategy is to build its own global network, which will allow it to originate, transmit and terminate a substantial portion of its calls utilizing network capacity the Company manages. The facilities currently owned by the Company only provide a cost advantage with respect to traffic origination costs. The Company anticipates that this network expansion will allow it to achieve a per-minute cost advantage. As the Company transitions from leasing to owning or managing its facilities, the Company's management believes economies in the per-minute cost of a call will be realized, while fixed costs will increase. The Company realizes a per-minute cost savings when it is able to originate calls on-net. For the year ended December 31, 1998 and 1997, approximately 65% and 60%, respectively, of the Company's residential revenues were originated on-net. As a higher percentage of calls are originated, transmitted and terminated on the Company's own facilities, per-minute costs are expected to decline, predicated on call traffic volumes.

     Revenues for telecommunication services are recognized as those services are rendered, net of an allowance for revenue that the Company estimates will ultimately not be realized. Revenues for return traffic received according to the terms of the Company's operating agreements with foreign PTTs, as described below, are recognized as revenue as the return traffic is received and processed. There can be no assurance that traffic will be returned to the United States or what impact changes in future settlement rates, allocations among carriers or levels of traffic will have on net payments received and revenues recorded by the Company.

     Substantially all of the Company's revenues for the past three fiscal years have been derived from calls originated within the United States and terminated outside the United States. The percentages of net revenues attributable to traffic terminating on a region-by-region basis are set forth in the table below.

                                         For the year ended December 31,
                                     1998            1997             1996
                                 -------------    ------------    -------------

   Asia/The Pacific Rim                  44.8 %          49.0 %           43.0 %
   Middle East/North Africa              18.8            24.7             25.7
   Sub-Saharan Africa                     8.1             7.4              3.5
   Eastern Europe                         9.6             9.3              8.2
   Western Europe                         1.7             2.2              5.5
   North America                          3.5             4.0             11.5
   Other                                 13.5             3.4              2.6
                                 -------------    ------------    -------------

        Total                           100.0 %         100.0 %          100.0 %
                                 =============    ============    =============

     The Company's cost of services consists of origination, transmission and termination expenses. Origination costs include the amounts paid to LECs, and, in areas where the Company does not have its own network facilities, to other telecommunication network providers for originating calls ultimately carried to the Company's switches. Transmission expenses are fixed month-to-month payments associated with capacity on domestic and international leased lines, satellites and undersea fiber optic cables. Leasing this capacity subjects the Company to price changes that are beyond the Company's control and to transmission costs that are higher than transmission costs on the Company's own network. As the Company builds its own transmission capacity, the risks associated with price fluctuations and the relative costs of transmission are expected to decrease; however, fixed costs will increase. When billing disputes between the Company and other telecommunication network providers arise, the Company accrues the full amount in dispute within cost of services and does not recognize a credit to cost of services until the dispute is resolved. The Company's experience to date has been that the resolution of such disputes occurs primarily in the fourth quarter of each year, and, therefore, the related adjustments to cost of services may have a disproportionate impact on its fourth quarter results of operations. Accordingly, adjustments to the Company's cost of services arising from the resolution of billing disputes with other telecommunication network providers may have a positive impact on gross margins in any particular year.

     Termination expenses consist of variable per minute charges paid to foreign PTTs and alternative carriers to terminate the Company's international long-distance traffic. Among its various foreign termination arrangements, the Company has entered into operating agreements with a number of foreign PTTs, under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country to the United States is routed through U.S.-based international carriers such as the Company in the same proportion as traffic carried into the foreign country from the United States ("return traffic"). Mutually exchanged traffic between the Company and foreign carriers is reconciled through a formal settlement arrangement at agreed upon rates. The Company records the amount due to the foreign PTT as an expense in the period the traffic is terminated. When the Company receives return traffic in a future period, the Company generally realizes a higher gross margin on the return traffic as compared to the lower gross margin on the outbound traffic. Revenue recognized from return traffic was approximately $2.6 million, $1.4 million, and $1.1 million, or 2%, 2%, and 3% of net revenues in 1998, 1997, 1996, respectively. There can be no assurance that traffic will be delivered back to the United States or that changes in future settlement rates, allocations among carriers or levels of traffic will not adversely affect net payments received and revenues recorded by the Company.

     In addition to operating agreements, the Company utilizes alternative termination arrangements offered by third party vendors. The Company seeks to maintain vendor diversity for countries where traffic volume is high. These vendor arrangements provide service on a variable cost basis subject to volume. These prices are subject to changes, generally upon seven days' notice.

     As the international telecommunications marketplace has been deregulated, per-minute prices have fallen and, as a consequence, related per-minute costs for these services have also fallen. As a result, the Company has not been adversely affected by price reductions, although there can be no assurance that this will continue. The Company expects selling, general and administrative costs to increase as it develops its infrastructure to manage higher business volume.

     The Company expects to incur negative EBITDA and significant operating losses and net losses on an annual basis for the next several years as it incurs additional costs associated with the development and expansion of its network, the expansion of its marketing programs, its entry into new markets and the introduction of new telecommunications services, and, in the case of net losses, as a result of the interest expense associated with its financing activities.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                        1998             1997          1996
                                                                     ------------    ------------   -----------
              Net revenues......................................           100.0 %         100.0 %       100.0 %
              Cost of services..................................            87.6            88.3          92.8
                                                                     ------------    ------------   -----------

                 Gross margin..................................             12.4            11.7           7.2
              General and administrative expenses...............            12.7             7.3          12.4
              Depreciation and amortization.....................             1.4             0.5           1.0
                                                                     ------------    ------------   -----------

                 Income (loss) from operations...................           (6.6)            2.5          (7.8)
              Interest expense...................................           (8.0)           (0.9)         (1.1)
              Interest income....................................            3.4             0.3           0.1
                                                                     ------------    ------------   -----------

                 Income (loss) before taxes and extraordinary item         (11.2)%           1.9%         (8.8)%
                                                                     =============   ============   =============



     1998 compared to 1997

     Net Revenues. Net revenues for the year ended December 31, 1998 increased approximately $75.3 million, or 88%, to approximately $161.2 million from $85.9 million for the year ended December 31, 1997. Residential revenue increased in comparative periods by approximately $25.1 million or 88%, to approximately $53.7 million for 1998 from approximately $28.6 million in 1997. The increase in residential revenue is due to an increase in residential customers to over 122,057 for December 1998 from approximately 71,500 for December 1997. Carrier revenue for 1998 increased approximately $50.2 million, or 88%, to approximately $107.5 million from approximately $57.3 million for 1997. The increase in carrier revenues is due to the execution of the Company's strategy to optimize its capacity on its facilities, which has resulted in sales to additional carrier customers and increased sales to existing carrier customers.

     Gross Margin. Gross margin increased approximately $9.9 million to approximately $20 million for the year ended December 31, 1998 from approximately $10.1 million for the year ended December 31, 1997. Gross margin improved as a percentage of net revenues for the year ended December 31, 1998 to 12.4% from 11.7% for the year ended December 31, 1997. Gross margin for 1998 was favorably impacted by rate adjustments which reduce termination costs. These rate adjustments occur routinely in the normal course of business.

     General and Administrative. General and administrative expenses for the year ended December 31, 1998 increased approximately $14.2 million or 225% to approximately $20.5 million from $6.3 million for the year ended December 31, 1997. The increase was primarily due to an increase in personnel to 409 at December 31, 1998 from 124 at December 31, 1997, and to a lesser extent, an increase in billing processing fees as a result of the increased residential customer base. As a percentage of net revenues, general and administrative expenses increased to 12.7% in 1998 from 7.3% in 1997 due to the Company's continued worldwide development and expansion.

     Selling and Marketing. Selling and marketing expenses for the year ended December 31, 1998 increased approximately $6.7 million or 558% to approximately $7.9 million from approximately $1.2 million for the year ended December 31, 1997. As a percentage of net revenues, selling and marketing expenses increased to 4.9% from 1.4% in the respective periods. The increase is primarily due to the Company's efforts to market to new customer groups.

     Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 1998 increased to approximately $2.3 million from approximately $451,000 for the year ended December 31, 1997, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

     Interest expense. Interest expense for the year ended December 31, 1998 increased to approximately $12.8 million from approximately $762,000 for the year ended December 31, 1997, as a result of the Senior Notes and Warrants Offering consummated in 1998, the proceeds of which are being used to fund expansion and working capital needs.

     Interest income. Interest income for 1998 increased to $5.4 million from $313,000 in 1997. The increase is primarily due to the net proceeds from the Senior Notes and Warrants Offering consummated in 1998.

     Income (loss) before extraordinary item. Loss before extraordinary item for 1998 was $18.1 million compared to income before extraordinary item of $1.6 million in 1997 as a result of the items discussed above.

     Extraordinary loss. In December 1998, the Company repaid and extinguished an existing bank credit facility. In connection with the extinguishment, the Company recognized an extraordinary loss of $514,000, which represents the write-off of unamortized deferred financing fees.

         Net Income (loss). Net loss was approximately $18.6 million in 1998 as compared to net income of approximately $1.6 million in 1997.

     1997 Compared To 1996

     Net revenues. Net revenues for the year ended December 31, 1997 increased approximately $53.7 million or 166.8%, to approximately $85.9 million from $32.2 million for the year ended December 31, 1996. Residential revenue increased in comparative periods by approximately $16.6 million or 138.3%, to approximately $28.6 million for the year ended December 31, 1997 from approximately $12.0 million in 1996. The increase in residential revenue was due to an increase in residential customers to over 71,500 at December 31, 1997 from approximately 27,800 at December 31, 1996. Carrier revenue for the year ended December 31, 1997 increased approximately $37.1 million or 183.7%, to approximately $57.3 million from approximately $20.2 million for the year ended December 31, 1996. The increase in carrier revenues was due to the execution of the Company's strategy to optimize capacity on its facilities, which resulted in sales to additional carrier customers and increased sales to existing carrier customers.

     Gross Margin. Gross margin increased approximately $7.8 million to approximately $10.1 million for the year ended December 31, 1997 from approximately $2.3 million for the year ended December 31, 1996. Gross margin improved as a percentage of net revenues for the year ended December 31, 1997 to 11.7% from 7.2% for the year ended December 31, 1996. The gross margin on residential revenue increased to approximately 14.9% for the year ended December 31, 1997 from approximately 10.1% for the year ended December 31, 1996, due to an increase in the percentage of residential traffic originated on-net and improved termination costs. In the year ended December 31, 1997, 59.8% of residential traffic originated on-net as compared to 44.9% for the year ended December 31, 1996.

      The reported gross margin for the years ended December 31, 1997 and December 31, 1996 included the effect of accrued disputed charges of approximately $67,000 and $1.4 million, respectively, which represented less than 1% and 5% of reported net revenues, respectively.

     General and administrative. General and administrative expenses for the year ended December 31, 1997 increased approximately $2.3 million or 57.5% to approximately $6.3 million from $4.0 million for the year ended December 31, 1996. As a percentage of net revenues, general and administrative expenses declined to 7.3% from 12.4% for the respective periods. The increase in dollar amounts was primarily due to an increase in personnel to 124 at December 31, 1997 from 54 at December 31, 1996, and to a lesser extent, an increase in billing processing fees as a result of the increased residential customer base.

     Selling and marketing. Selling and marketing expenses for the year ended December 31, 1997 increased approximately $686,000 or 133.5% to approximately $1.2 million from approximately $514,000 for the year ended December 31, 1996. As a percentage of net revenues, selling and marketing expenses declined to 1.4% from 1.6% in the respective periods. The increase in dollar amounts was primarily due to the Company's efforts to market to new customer groups.

     Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 1997 increased to approximately $451,000 from approximately $333,000 for the year ended December 31, 1996, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

     Interest expense. Interest expense for the year ended December 31, 1997 increased to approximately $762,000 from $337,000 for the year ended December 31, 1996, as a result of additional debt incurred by the Company to fund expansion and working capital needs.

         Net income. Net income was approximately $1.6 million in 1997 as compared to a net loss of approximately $2.8 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal year 1998, the Company reported an increase in cash and cash equivalents of $55.3 million not including restricted cash and pledged securities of $44.2 million. This increase is primarily due to net proceeds from the issuance of senior notes ("Senior Notes") of $155 million. The Company plans to fund its future capital and operating requirements through a combination of operating cash flow, and debt and equity financing. The Company plans to utilize these sources of capital to further expand and develop the Company's existing network and fund capital acquisitions.

     As a result of completing the Senior Notes and Warrants Offering and the Company's pursuant expansion, the Company expects that it will incur negative EBITDA and significant operating losses and net losses on an annual basis for the next several years, as it incurs additional costs associated with the development and expansion of its marketing programs and its entry into new markets, the introduction of new telecommunications services, and as a result of the interest expense associated with its financing activities. The Company's principal cash requirements will be for capital expenditures related to the Company's network development plan, and for interest payments on the Senior Notes. Approximately $52 million of the net proceeds of the Senior Notes was used to purchase the pledged securities, which will assure holders of the Senior Notes that they will receive all scheduled cash interest payments through November 2001. The Company may be required to obtain additional financing in order to pay interest in the Senior Notes after November 2001 and to repay the Senior Notes at their maturity.

     Capital acquisitions and expenditures

     During 1998, the Company installed a new Nortel GSP international gateway switch and an Internet Protocol in Los Angeles for approximately $4.6 million. The Company is also installing a Nortel GSP international gateway switch in Miami, as well as at a second site in New York City. The Company has also installed POPs in the U.S. and Europe. The POPs aggregate traffic originating from the region around the city in which it is located and route the traffic to the Company's international gateway switches. Each POP contains telecommunications equipment that is scaleable to accommodate the traffic volume demands of each region. The Company currently has 15 switch and POP sites in the U.S., Europe and Asia. Moreover, the Company plans to invest in or acquire two satellite earth stations during 1999.

     The Company's international expansion strategy is predicated on the installation of multiple switches and POPs throughout the world. The Company plans to acquire multiple international gateway switches and POPs through 2000 to be installed in (i) Europe: the U.K., France, Germany, Spain, Belgium, Italy, Austria, Denmark, Ireland, Switzerland, Greece and Portugal; (ii) North America: the U.S., Canada, and Mexico; (iii) Asia and the Pacific Rim: Guam, Hong Kong, Singapore and India; and (iv) Latin and South America: Argentina and Brazil. These switches will be deployed in 1999 and 2000. As the Company executes its expansion strategy, encounters new marketing opportunities and employs new technology, management may elect to relocate or redeploy certain switches, POPs and other network equipment to alternate locations from what is described above.

     The Company generally installs switches and POPs in regions where it believes it can achieve one or more of the following goals: (i) originate calls from its own customer base, (ii) transit calls originated elsewhere on its network to the call's final destination on a more cost-efficient basis, or (iii) terminate calls originated and carried on its own network. The Company intends to use the switches and POPs to be installed in Canada and Europe primarily to carry calls originated in those countries by the Company's customers. The switches and POPs that the Company plans to install in Asia and the Pacific Rim and in Latin and South America will be used both as "hubbing" or transit sites and to terminate calls originated in other countries.

     Also during 1998, Startec negotiated the acquisition of capacity on 11 fiber optic cable systems across the Atlantic and Pacific oceans. Startec now has capacity on 13 cable systems, including signatory ownership in the Sea-Me-We-3 undersea fiber optic cable. Startec also signed an agreement to purchase capacity in the Trans Atlantic undersea cable, TAT-14. Additionally, the Company purchased DS-3 capacity on the Gemini transatlantic cable between New York and the United Kingdom. Through these cables, Startec will have access to key cities in Europe and Asia. Securing ownership interests at the signatory level in undersea fiber optic cable allows the Company to manage transmission capacity as well as transmission costs. In addition to the cable capacity acquisitions, Startec has secured 40 operating agreements in 36 different countries as of December 31, 1998. Twenty-three of these operating agreements have been implemented as of December 31, 1998.

     In November 1998, the Company acquired PCI Communications, Inc. ("PCI") for $2.65 million. PCI is a provider of voice and data services located in the Pacific Rim island of Guam. PCI has signatory status on the TPC-5, Guam-Philippines and China-U.S. cables. The acquisition accelerates the Company's network deployment in the Asia-Pacific region and will also allow Startec to access a U.S. based satellite line of sight that extends from Southeast Asia to Central Europe.

     In  December  1998,  the Company  acquired  Global  Communications  GmbH of
Germany ("Global") for $5.4 million. Global has a Class IV nationwide telecommunications license for Germany, an interconnection agreement with Deutsche Telekom and a Siemens EWSD switch located in Dusseldorf.

     In February 1999, the Company acquired a 64.6% ownership in Phone Systems and Network Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of Startec common stock for a total consideration of $7.6 million. PSN is a facilities based provider in France, with switches in Paris and Switzerland. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche exchange in France.

     In February 1999, the Company acquired a 20% ownership in a Nevada holding company which has operations in Europe. The Company was acquired for approximately $1.2 million. Concurrent with the acquisition, Startec received a $2.5 million note payable from the company convertible at the Company's option into common shares equivalent to an additional 28% fully diluted ownership.

     The Company's business strategy contemplates aggregate capital expenditures (including capital expenditures, working capital and other general corporate purposes) of approximately $87.5 million through December 31, 1999. Of such amount, the Company intends to use approximately $79.5 million to fund capital expenditures to expand and develop the Company's network.

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

     Capital transactions

     In December 1998, Startec entered into a credit facility for up to $35 million with NTFC Capital Corporation ("NTFC Facility"), a financing arm of GE Capital. The line of credit is flexible and may be used to finance switches, associated telecommunications equipment, undersea fiber optic cables, and the expansion of facilities in the Company's targeted marketing areas. Each borrowing under the NTFC Facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus the Rate Adjustment (as defined in the agreement). Individual borrowings under the NTFC Facility are amortized over 60 months from the date of advance with a final maturity of all outstanding amounts of January 2004. As of December 31, 1998, approximately $8.9 million bearing interest at 8.91% was outstanding. Principal and interest payments of approximately $184,000 are due monthly in arrears.

     In May 1998, the Company issued $160 million of 12% Senior Notes yielding net proceeds of approximately $155 million, of which approximately $52.4 million was used to purchase securities which are pledged and restricted for use as the first six interest payments due on the Senior Notes. As part of the offering, the Company issued warrants to purchase 200,226 shares of common stock. The warrants are exercisable subsequent to November 1998 at an exercise price of $24.20 per share. The Company intends to apply approximately $102 million to fund capital expenditures through the end of the first quarter of 2000 to expand and develop the Company's network, including the purchase and installation of switches and related network equipment (including software and hardware upgrades for current equipment), the acquisition of fiber optic cable facilities, and investments in and the acquisition of satellite earth stations. The Senior Notes are unsecured and require semi-annual interest payments which began November 1998.

     After taking into account the net proceeds to the Company from the Senior Notes and the purchase of the pledged securities together with the Company's cash on hand and anticipated cash from operations, the Company expects that it will need approximately $40 million of additional financing to complete its capital spending plan through the end of 2000. Although the Company believes that it should be able to obtain this required financing from traditional sources, such as bank lenders, asset-based financiers or equipment vendors, there can be no assurance the Company will be successful in arranging such financing on terms it considers acceptable or at all. In the event that the Company is unable to obtain additional financing, it will be required to limit or curtail its expansion plans.

     The implementation of the Company's strategic plan, including the development and expansion of its network facilities, expansion of its marketing programs, and funding of operating losses and working capital needs, will require significant investment. The Company expects that the net proceeds of the Senior Notes and Warrants Offering together with cash on hand and cash flow from operations, will provide the Company with sufficient capital to fund currently planned capital expenditures and anticipated operating losses through the end of the first quarter 2000. There can be no assurance that the Company will not need additional financing sooner than currently anticipated. The need for additional financing depends on a variety of factors, including the rate and extent of the Company's expansion and new markets, the cost of an investment in additional switching and transmission facilities and ownership rights in fiber optic cable, the incurrence of costs to support the introduction of additional or enhanced services, and increased sales and marketing expenses. In addition, the Company may need additional financing to fund unanticipated working capital needs or to take advantage of unanticipated business opportunities, including acquisitions, investments or strategic alliances. The amount of the Company's actual future capital requirements also will depend upon many factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. In the event that the Company's plans or assumptions change or prove to be inaccurate or the Company's capital resources prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional financing or to sell assets, to the extent permitted by the terms of the Senior Notes.

     The Company completed an Initial Public Offering of 3,277,500 shares of its common stock ("Common Stock") in October 1997 ("Initial Public Offering"), the net proceeds of which (after underwriting discounts, commissions and other professional fees) approximated $35.0 million. The Company used a portion of the net proceeds to acquire cable facilities and switching, compression and related telecommunications equipment. Proceeds were also used for marketing programs, to pay down debt, for working capital and general corporate purposes.

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

     Cash flows

     The  Company's  liquidity  requirements  arise from cash used in  operating
activities,   purchases  of  network   equipment  and  payments  on  outstanding
indebtedness.

     As a result of the Senior Notes and Warrants Offering, the Company's cash and cash equivalents increased to approximately $81.4 million at December 31, 1998 from approximately $26.1 million at December 31, 1997. Net cash used by operating activities was approximately $25.5 million for 1998, and $1.7 million for 1997. The decrease in cash from operations was primarily the result of the net loss and an increase in accounts receivable, which was partially offset by an increase in accounts payable and accrued expenses.

     Net cash used in investing activities was approximately $37.6 million and $3.9 million for 1998 and 1997, respectively. Net cash used in investing activities for 1998 was primarily related to acquisitions and capital expenditures made in connection with its network expansion.

     Net cash provided by financing activities was approximately $118.4 million and $31.6 million for 1998 and 1997, respectively. Cash provided by financing activities for 1998 primarily resulted from the Senior Notes and Warrants Offering.

     Year 2000 compliance

     Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" issue). A number of the Company's technology systems are affected by the Y2K issue. To ensure that the Company will be Y2K compliant before the new millenium, the Company formed a Y2K compliance team in the fourth quarter of 1997 and allocated corporate resources to determine the extent which the Y2K issue affected the Company and to formulate a Y2K compliance plan. Since then, the Company has been reviewing its embedded technology and infrastructure equipment, as well as non-embedded technology equipment to identify those that contain two-digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Y2K compliance. In addition, the Company is actively working with its suppliers, vendors and customers to assess their compliance and remediation efforts and the Company's exposure to Y2K problems that may be caused by the failure of such suppliers, vendors and customers to become Y2K compliant in a timely manner. The Company is proceeding on a schedule which it believes will allow it to be Y2K compliant by the end of the third quarter of 1999.

     The Company is focusing on three major areas of concern for the Y2K issue: embedded technology and infrastructure equipment, non-embedded technology equipment and third party suppliers compliance. The Y2K compliance team created a five stage process for becoming Y2K compliant. The five process stages are (1) compiling a complete inventory of all date sensitive technology equipment; (2) prioritizing systems affected based on revenues, strategic issues, and risk exposure; (3) performing modification of affected systems; (4) completing testing of modified systems; and (5) performing implementation of modified systems. The Company has completed the inventory of its date sensitive technology equipment and is in various stages of prioritizing and testing a number of the affected systems.

     Embedded technology and infrastructure equipment. The embedded technology and infrastructure equipment area of concern consists primarily of switches, POPs, fiber optic cables and various platforms. Much of this equipment is purchased from third party vendors and has been certified by the vendor to be Y2K compliant. The certified pieces of equipment, such as many of the switches need only to be individually tested by the Vendor and/or the Company to ensure compliance. Much of the infrastructure equipment contains both embedded and non-embedded technology requiring duplicative efforts. Portions of this equipment, such as the Magellan platform, have had their non-embedded technology certified as compliant while the embedded technology is non-compliant. All embedded technology systems and infrastructure equipment are scheduled to be Y2K compliant by the end of the third quarter of 1999. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Y2K compliant. However, there can be no assurance of the accuracy or completeness of any such representations made to the Company.

     Non-embedded technology equipment. Non-embedded technology systems include predominately applications software and interfacing software. Much of this equipment has previously been upgraded to Y2K compliance through software upgrades and the purchase of new systems. Specific areas of concern for non-embedded technology include the software monitoring and managing the Company's call center and customer care database as well as network support. Expenditures regarding non-embedded technology are not expected to be material. Nonetheless, the Company is in the process of prioritizing those systems that are not Y2K compliant and upgrading or replacing non-compliant systems. All non-embedded technology systems are scheduled to be Y2K compliant by the end of August 1999.

     Newly consummated acquisitions. The Company is rapidly expanding through increased capital expenditures and acquisitions of companies. Upon acquisition, acquired companies become subject to the five step process of becoming Y2K compliant as discussed above. Time lines for dates of completion of the Company's Y2K compliance process are developed individually for each acquisition. Currently, all companies that have been acquired by the Company to date are on schedule to be Y2K compliant by December 1999, however, there can be no assurance that all acquired companies will be Y2K compliant by 2000.

     Third party suppliers. The Company is currently communicating with its critical suppliers, vendors and customers about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. The Company is also in the process of evaluating and prioritizing the environments in which the Company operates. Many of the Company's residential and commercial markets include areas of emerging economies where the Y2K compliance issue does not appear to be a priority. The Company plans to monitor progress made in these areas to mitigate any future exposure however, the Company has limited, if any, control over the progress made by these third parties, and therefore, is unable to predict the potential effect on the Company's operations if the third parties in these foreign markets fail to address the Y2K issue. These evaluations will be followed by the development of contingency plans, commencing in the second quarter of 1999, with completion expected by the end of the third quarter of 1999.

     Risk and contingency plan. There are many risks associated with the Y2K issue, including the possibility of a failure of the Company's routing and compression equipment, computer, and non-information technology systems. Such failures could have a material adverse effect upon the Company and may cause systems malfunctions, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, the inability of the Company to manage its business as well as potentially losing customers and increasing risk associated with litigation. In addition, even if the Company successfully becomes Y2K compliant, it can be materially and adversely affected by failures of third parties to become Y2K compliant. The failure of third parties with which the Company has financial or operational relationships such as LECs, carriers, cable suppliers, billing agents, satellite facilities, equipment suppliers, financial institutions, payroll contractors, regulatory agencies and utility companies, to become Y2K compliant in a timely manner could result in material adverse effects on the Company's results of operations. The Company is currently working diligently to become Y2K compliant by the third quarter of 1999. However, there can be no assurance that the Company will be successful in taking corrective action in a timely manner. The Company has started to develop contingency plans with regard to its key technology systems, although there can be no assurance that these contingency plans will successfully avoid a service disruption. The Company intends to document Y2K contingency plans as part of its Y2K risk mitigation efforts by the end of July 1999.

     Costs. Total costs incurred up to December 31, 1998 specifically associated with becoming Y2K compliant have been less than $300,000. The total estimated specific costs of becoming Y2K compliant is estimated to be less than $1.5 million. These costs will be included in the Y2K compliance costs once the specific Y2K components can be identified and allocated. Costs associated with the identification and testing of third party compliance will also be included once such costs can be identified.

     Readers are cautioned that certain of the statements made herein with respect to the Y2K issue are forward-looking statements. These statements, which include statements concerning the Company's expectations about future costs and timely completion of its Y2K modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Company in identifying embedded technology and infrastructure equipment as well as non-embedded equipment that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected systems and equipment, the nature and amount of testing, verification, the rate and magnitude of related labor costs, and the success of the Company's suppliers, in addressing the Y2K issue.

     Recent accounting pronouncements

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS No. 130 had no impact on the Company" net loss, as reported, and comprehensive loss.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial descriptive information about a company's operating segments. The January 1, 1998 adoption of SFAS No. 131 currently has had minimal impact on the required disclosures and descriptive information about the Company's operations. The Company operates in a single business segment managed on a regional basis. Currently, operating segments outside the North American region are immaterial.

     In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on addressing whether and under what conditions the costs of internal use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998; however, earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 on January 1, 1998, pursuant to which the Company capitalized approximately $910,000 for 1998.

     In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), was issued which requires that entities expense costs of start-up activities as incurred. The Company adopted SOP 98-5 on January 1, 1998 and expensed approximately $166,000 of start-up costs incurred for organizational activities associated with the Company's facilities in the United Kingdom in 1998.

     Effects of inflation

     Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. The Company does not hold any financial instruments for trading purposes. The Company believes that its primary market risk exposure relate the effects that changes in interest rates have on its investments and those portions of its outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on the Company's investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased by the Company and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of the Company's long-term debt obligations (including the Senior Notes). As of December 31, 1998, the fair value of the Senior Notes was approximately $144 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $45.18 million. Changes in interest rates also affect the Company's borrowings under its vendor financing facility with NTFC, which provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment.

     The Company's foreign operations to date have not been material, and, therefore any foreign exchange rate fluctuations relating to the Company's results of foreign operations have also not been material. The Company has not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Foreign exchange rate fluctuations exposure may increase in the future as the size and scope of the Company's foreign operations increases.

     Additional information relating to the fair value of certain of the Company's financial assets and liabilities is included in Note 11 in the Notes to Consolidated Financial Statements.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS

                                                                                                                 PAGE
                                                                                                                 ----

  Report of Independent Public Accountants........................................................................42

  Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996...........................................................................43

  Consolidated Balance Sheets as of December 31, 1998 and 1997....................................................44

  Consolidated Statements of Changes in Stockholders' Equity
       (Deficit) for the years ended December 31, 1998, 1997 and 1996.............................................45

  Consolidated Statements of Cash Flows for the years ended December 31, 1998,
       1997 and 1996..............................................................................................46

  Notes to Consolidated Financial Statements......................................................................47


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Startec Global Communications Corporation:

         We have audited the accompanying consolidated balance sheets of Startec Global Communications Corporation (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Startec Global Communications Corporation and subsidiaries, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Washington, D.C.
February 23, 1999

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                                1998          1997           1996
                                                                            -------------  ------------   ------------
             Net revenues.................................................    $161,169      $ 85,857       $ 32,215
             Cost of services.............................................     141,176        75,783         29,881
                                                                            -------------  ------------   ------------

                   Gross margin...........................................      19,993        10,074          2,334
             General and administrative expenses..........................      20,520         6,288          3,996
             Selling and marketing expenses...............................       7,876         1,238            514
             Depreciation and amortization................................       2,253           451            333
                                                                            -------------  ------------   ------------

                   Income (loss) from operations..........................     (10,656)        2,097         (2,509)
             Interest expense.............................................     (12,830)         (762)          (337)
             Interest income..............................................       5,426           313             16
                                                                            -------------  ------------   ------------

                   Income (loss) before income taxes......................     (18,060)        1,648         (2,830)
             Income tax provision.........................................           -            29              -
                                                                            -------------  ------------   ------------

                   Income (loss) before extraordinary item................     (18,060)        1,619         (2,830)
             Extraordinary item-loss on early extinguishment of debt......        (514)            -              -
                                                                            -------------  ------------   ------------

                   Net income (loss)......................................   $ (18,574)     $  1,619       $ (2,830)
                                                                            =============  ============   ============

             Basic earnings (loss) per common share:
             Income (loss) before extraordinary item......................    $  (2.02)     $   0.26       $  (0.52)
             Extraordinary item-loss on early extinguishment of debt......       (0.06)            -              -
                                                                            -------------  ------------   ------------
             Basic earnings (loss) per common share.......................    $  (2.08)     $   0.26       $  (0.52)
                                                                            =============  ============   ============

             Diluted earnings (loss) per common share:
             Income (loss) before extraordinary item......................    $  (2.02)     $   0.25       $  (0.52)
             Extraordinary item-loss on early extinguishment of debt......       (0.06)            -              -
                                                                            -------------  ------------   ------------
             Diluted earnings (loss) per common share.....................    $  (2.08)     $   0.25       $  (0.52)
                                                                            =============  ============   ============



  The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                            ----------------------
                                                                                              1998         1997
                                                                                            ---------    ---------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents.......................................................            $  81,456    $  26,114
Accounts receivable, net of allowance for doubtful accounts of $2,659
      and $2,353, respectively..................................................               40,370       16,980
Accounts receivable, related party..............................................                  684          377
Other current assets............................................................                3,916        1,743
                                                                                            ---------    ---------

           Total current assets.................................................              126,426       45,214

 Property and equipment, net of accumulated depreciation and amortization of
      $3,493 and $1,240, respectively...........................................               43,525        5,184
 Restricted cash and pledged securities.........................................               44,336          180
 Intangibles, net and other long term assets....................................               11,695          952
                                                                                            ---------    ---------
                                                                                            $ 225,982    $  51,530
                                                                                            =========    =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable................................................................            $  36,273    $  15,420
Accrued expense.................................................................                6,845        3,728
Vendor financing................................................................                1,476           --
Capital lease obligations.......................................................                  402          331
Note payable to individuals and other...........................................                   16           --
                                                                                            ---------    ---------
           Total current liabilities............................................               45,012       19,479

Senior notes....................................................................              158,022           --
Vendor financing, net of current portion........................................                7,409           --
Capital lease obligations, net of current portion...............................                   59          417
Note payable to individuals and other...........................................                   --           44
                                                                                            ---------    ---------
           Total liabilities....................................................              210,502       19,940
                                                                                            ---------    ---------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 20,000,000 shares authorized, 8,964,815
      and 8,811,999 shares issued and outstanding, respectively.................                   90           88
Additional paid-in capital......................................................               39,632       37,221
Unearned compensation...........................................................                 (190)        (241)
Accumulated deficit.............................................................              (24,052)      (5,478)
                                                                                            ---------    ---------
           Total stockholders' equity...........................................               15,480       31,590
                                                                                            ---------    ---------
                                                                                            $ 225,982    $  51,530
                                                                                            =========    =========


The accompanying notes are an integral part of these consolidated balance sheets.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                 VOTING          NONVOTING
                                              COMMON STOCK     COMMON STOCK
                                           ------------------  ----------------    ADDITIONAL
                                                                                     PAID-IN      UNEARNED      ACCUMULATED
                                            SHARES     AMOUNT  SHARES     AMOUNT     CAPITAL    COMPENSATION     DEFICIT
                                           --------- --------- -------  ---------  -----------  -------------  ------------
Balance at December 31, 1995                 5,381   $   54       22     $   22     $   932      $       -     $   (4,267)
   Net loss.................................     -        -       -          -            -              -         (2,830)
                                            -------- --------- -------  ---------  -----------  -------------  -----------

Balance at December 31, 1996                 5,381       54      22         22          932              -         (7,097)
   Net income...............................     -        -       -          -            -              -          1,619
   Conversion of nonvoting common
       shares to voting common shares.......    17        -     (17)       (17)          17              -              -
   Purchase and retirement of nonvoting
       common shares.........................    -        -      (5)        (5)         (40)             -              -
   Net proceeds from initial public offering.3,278       33       -          -       34,961              -              -
   Exercise of employee stock options.....     136        1       -          -          143              -              -
   Unearned compensation pursuant to
       issuance of stock options.............    -        -       -          -          385             (385)           -
   Amortization of unearned compensation         -        -       -          -            -              144            -
   Warrants issued in connection with
       equity and debt placement.............    -        -       -          -          823                -            -
                                            -------- --------- -------  ---------  -----------  -------------  -----------
Balance at December 31, 1997                 8,812       88       -          -       37,221             (241)      (5,478)
   Net loss.................................     -        -       -          -            -                -      (18,574)
   Amortization of unearned compensation.        -        -       -          -            -               51            -
   Exercise of employee stock options.......   129        2       -          -          260                -            -
   Shares issued in repayment of
       note payable to individual............   24        -       -          -           44                -            -
   Warrants issued in connection with                                                                                   -
       Senior Notes Offering.................    -        -       -          -        2,107                -            -
                                            -------- --------- -------  ---------  -----------  -------------  -----------
Balance at December 31, 1998                 8,965   $   90       -     $    -     $ 39,632     $       (190)  $  (24,052)
                                            ======== ========= =======  =========  ===========  =============  ===========


  The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                         1998             1997           1996
                                                                                    ---------------  --------------- -------------
        OPERATING ACTIVITIES:
        Net income (loss).......................................................      $   (18,574)      $   1,619      $  (2,830)
        Extraordinary item-loss on early extinguishment of debt.................              514               -              -
        Adjustments to net income (loss):
          Depreciation and amortization.........................................            2,253             451            333
          Compensation pursuant to stock options................................               51             144              -
          Amortization of deferred debt financing costs and debt
             discounts..........................................................              947             237              -
        Changes in operating assets and liabilities:
          Accounts receivable, net..............................................          (22,315)        (11,646)        (3,113)
          Accounts receivable, related party....................................             (307)           (299)           241
          Accounts payable......................................................           13,248           8,249          2,515
          Accrued expenses......................................................              745             (45)         1,578
          Other.................................................................           (2,039)           (429)           (80)
                                                                                    ---------------  --------------- -------------
             Net cash used in operating activities..............................          (25,477)         (1,719)        (1,356)
                                                                                    ---------------  --------------- -------------
        INVESTING ACTIVITIES:
        Acquisitions............................................................          (2,648)               -              -
        Purchases of property and equipment.....................................         (34,931)          (3,881)          (520)
                                                                                    ---------------  --------------- -------------
             Net cash used in investing activities..............................         (37,579)          (3,881)          (520)
                                                                                    ---------------  --------------- -------------
        FINANCING ACTIVITIES:
        Proceeds from Senior Notes and Warrants Offering........................         160,000                -              -
        Proceeds from sale of pledged securities................................           8,261                -              -
        Proceeds from vendor financing..........................................           8,885                -              -
        Net proceeds from issuance of common stock..............................             262           34,994              -
        Investments in pledged securities.......................................         (52,417)               -              -
        Payments of debt financing costs........................................          (6,222)            (366)             -
        Repayments under capital lease obligations..............................            (371)            (402)           (91)
        Net borrowings (repayments) under receivables-based
             credit facility....................................................               -           (1,812)         1,242
        Borrowings under notes payable to individuals and other.................               -                -            475
        Repayments under notes payable to individuals and other.................               -             (650)          (125)
        Repayments under notes payable to related parties.......................               -             (153)            (5)
        Purchase and retirement of nonvoting common stock.......................               -              (45)             -
                                                                                    ---------------  --------------- -------------
             Net cash provided by financing activities..........................         118,398           31,566          1,496
                                                                                    ---------------  --------------- -------------
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.... ...................          55,342           25,966           (380)
        CASH AND CASH EQUIVALENTS, beginning of year............................          26,114              148            528
                                                                                    ---------------  --------------- -------------
        CASH AND CASH EQUIVALENTS, end of year..................................      $   81,456       $   26,114       $    148
                                                                                    ===============  =============== =============
        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid...........................................................      $    9,408       $      591       $    296
        Income taxes paid.......................................................              10               19

        SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
        Equipment acquired under capital lease..................................      $       84       $      378       $    524
        Shares issued in repayment of note payable to individual................              44                -              -
        Accrued expenses converted to a note....................................               -               44              -



  The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization

     Startec Global Communications Corporation (the "Company", formerly Startec, Inc.), is a Maryland corporation founded in 1989 to provide international long-distance telephone services. The Company currently offers U.S.-originated international long-distance service to residential and carrier customers through a flexible network of owned and leased transmission facilities, resale arrangements, and foreign termination arrangements. The Company's marketing targets specific ethnic residential market segments in the United States that are most likely to seek low-cost international long-distance service to specific and identifiable country markets. The Company is headquartered in Bethesda, Maryland.

     In 1998, the Company's board of directors and stockholders approved a reorganization pursuant to which the Company's corporate structure would be realigned to that of a publicly traded Delaware holding company ("Reorganization"). Pursuant to the reorganization plan, subsequent to year end, all of the Company's assets were transferred into a Delaware subsidiary company ("New Parent"), with a subsequent transfer of those assets to multiple subsidiaries of the New Parent. The Company was then merged with and into the New Parent with the New Parent then assuming the Company's name. The merger did not impact the consolidated financial statements of the Company.

     In October 1997, the Company completed an Initial Public Offering of its common stock (the "Initial Public Offering"). Together with the exercise of the overallotment option in November 1997, the Initial Public Offering placed 3,277,500 shares of common stock at a price of $12.00 per share, yielding net proceeds (after underwriting discounts, commissions, and other professional fees) to the Company of approximately $35 million.

     Principles of consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

     Use of estimates in preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 1998, the Company recorded a net favorable retroactive PTT rate adjustment in the amount of $953,000 in a manner consistent with its policy of recording credits when received. The rate adjustment relates to traffic sent from April 1997 through December 1998 and is reflected in cost of services in the accompanying consolidated statement of operations. These rate adjustments occur routinely.

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

     The Company has entered into operating agreements with telecommunications carriers in foreign countries under which international long-distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy at agreed upon rates per-minute. The Company records the amount due to the foreign partner as an expense in the period the traffic is terminated. When the return traffic is received in the future period, the Company generally realizes a higher gross margin on the return traffic compared to the lower margin (or sometimes negative margin) on the outbound traffic. Revenue recognized from return traffic was approximately $2.6 million, $1.4 million and $1.1 million, or 2 percent, 2 percent, and 3 percent of net revenues in 1998, 1997, and 1996, respectively. There can be no assurance that traffic will be

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES delivered back to the United States or what impact changes in future settlement rates, allocations among carriers or levels of traffic will have on net payments received and revenues recorded by the Company.

     International operations

     The consolidated statements of operations include amounts related to non-U.S. subsidiaries. In 1998, the Company recognized net revenues of approximately $23,000 and a net loss of approximately $340,000 attributable to non-U.S. subsidiaries.

     Cost of services

     Cost of services represents direct charges from vendors that the Company incurs to deliver service to its customers. These include costs of leasing capacity and rate-per-minute charges from carriers that originate, transmit, and terminate traffic on behalf of the Company. The Company accrues disputed vendor charges until such differences are resolved. (see Note 4).

     Cash and cash equivalents

     The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts that are available on demand. The carrying amount reported in the accompanying consolidated balance sheets approximates fair value.

     Pledged Securities and restricted cash

     In connection with the Senior Notes and Warrants Offering, the Company placed $52 million of net proceeds into marketable securities to fund the first six payments of interest on the Senior Notes which are payable semi-annually in November and May. Subsequent to the November 1998 interest payment, pledged securities totaled $44.2 million. The Company was required to provide a bank guarantee of $180,000 in connection with one of its foreign operating agreements. This guarantee is in the form of a certificate of deposit. The pledged securities and restricted cash are shown as long term assets in the accompanying consolidated balance sheets. The Company has both the positive intent and ability to hold the pledged securities and restricted cash until maturity. Accordingly, these instruments are carried at amortized cost.

     Other current assets

     Included in other current assets as of December 31, 1997, is approximately $1.1 million for amounts due from employees related to the exercise of stock options in December 1997. No cash was advanced to these employees. All amounts due from employees for the payment of the exercise price and related payroll taxes were collected in January 1998. During 1998, the Company advanced an aggregate of approximately $1.4 million to certain of its employees and officers. The secured loans bear interest at a rate of 7.87% per year, and are due and payable on December 31, 1999. The loans are included in other current assets in the accompanying consolidated balance sheets.

     Long-lived assets

     Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. The Company believes that no such impairment existed as of December 31, 1998 and 1997.

     The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

     Property and equipment

     Property and equipment are stated at historical cost. Depreciation is provided for financial reporting purposes using the straight line method over the following estimated useful lives:

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

         Property and leasehold improvements.....................       5 years
         Long-distance communications equipment (including
             undersea cable)..................................... 7 to 20 years
         Computer and office equipment........................... 3 to  5 years

     Long-distance communications equipment includes assets financed under capital lease obligations of approximately $1,540,000 and $1,456,000 as of December 31, 1998 and 1997, respectively.

     Maintenance and repairs are expensed as incurred. Replacements and improvements are capitalized. Gains on sales of assets are recognized at the time of sale or deferred to the extent required by generally accepted accounting principles.

     Intangible  assets

     Intangible assets, capitalized in connection with acquisitions made during the fourth quarter of 1998 are reflected within intangibles and other long term assets in the accompanying consolidated balance sheets. At December 31, 1998, intangible assets, net of accumulated amortization, consisted of goodwill, a German telecommunications license and a covenant not to compete of $3.5 million, $1.8 million and $250,000, respectively. Goodwill and covenants not to compete are amortized on a straight-line basis over 30 and 5 years, respectively. The German telecommunications license acquired through the acquisition of Global Communications GmbH of Germany is amortized on a straight-line basis over 30 years. Accumulated amortization at December 31, 1998 was immaterial.

     Debt discounts and deferred debt financing costs

     Deferred debt financing costs of $6.2 million, net of amortization of $380,000 incurred primarily in connection with the 1998 Senior Notes and Warrants Offering are reflected within intangible and other long term assets. Debt discounts associated with the Senior Notes and Warrants Offering total $2.1 million, net of amortization of $129,000 are reflected as a reduction of the Senior Notes. Debt discounts and deferred debt financing costs are amortized over the remaining life of the debt using the effective interest method.

     Concentration of credit risk

     Financial instruments that potentially subject the Company to a concentration of credit risk are accounts receivable. Residential accounts receivable consist of individually small amounts due from geographically dispersed customers. Carrier accounts receivable represent amounts due from long-distance carriers. The Company's allowance for doubtful accounts is based on current market conditions. The Company's four largest carrier customers represented approximately 32 and 44 percent of gross accounts receivable as of December 31, 1998 and 1997, respectively. Revenues from several customers represented more than 10 percent of net revenues for the periods presented (see
Note 10). Including charges in dispute (see Note 4), purchases from the five largest suppliers represented approximately 30 and 47 percent of cost of services for the years ended December 31, 1998 and 1997, respectively. Services purchased from several suppliers represented more than 10 percent of cost of services in the periods presented (see Note 10). One of these suppliers, representing 4and 7 percent of cost of services in the year ended December 31, 1998 and 1997, respectively, is based in a foreign country.

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

     Earnings (loss) per common share

     SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES consist of the following as of December 31, 1998 (in thousands):

                                                        1998            1997          1996
                                                    ------------   ------------  -------------
      Weighted average common shares
           outstanding - basic......................    8,945         6,136          5,403
      Stock options and warrant
           equivalents..............................        -           287              -
                                                    ------------   ------------  -------------
      Weighted average common and
           equivalent shares outstanding - diluted..    8,945         6,423          5,403
                                                    ============   ============  =============


     Options and warrants to purchase 1,366,726 and 138,300 shares of common stock, were excluded from the computation of diluted loss per share in 1998 and 1996, respectively, because inclusion of these options would have an anti-dilutive effect on loss per share.

     Advertising costs

     In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," costs for advertising are expensed as incurred within the fiscal year. Such costs are included in " Selling and marketing expenses" in the accompanying consolidated statements of operations.

     Year 2000

     The Year 2000 issue arises because many computerized systems use two digits rather than four to identify the year. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, vendors or other third parties will be fully resolved.

     Risk and other important factors

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

     The Company has devoted substantial resources to the buildout of its network and the development and expansion of its marketing programs. As a result, the Company experienced operating losses and negative cash flows from operations in 1998. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the continued buildout of its network and growth of its customer base are substantial. The Company intends to fund its operational and capital requirements in 1999 using cash on hand and its available credit facility. However, there can be no assurance that the Company will not need additional external financing sooner than currently anticipated, or that such financing would be available on terms management finds acceptable or at all. In the event that the Company is unable to obtain such additional financing, it will be required to limit or curtail its expansion plans.

     In the United States, the Federal Communications Commission ("FCC") and relevant state Public Service Commissions have the authority to regulate interstate and intrastate telephone service rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Legislation that substantially revised the U.S.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

     Recent accounting pronouncements

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The adoption of SFAS No. 130 had no impact on the Company's net loss, as reported, and comprehensive loss.

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued which redefines how operating segments are determined and requires disclosures of certain financial descriptive information about a company's operating segments. The January 1, 1998 adoption of SFAS No. 131 currently has had minimal impact on the required disclosures and descriptive information about the Company's operations. The Company operates in a single business segment managed on a regional basis. Currently, operating segments outside the North American region are immaterial.

     In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued which provides guidance on addressing whether and under what conditions the costs of internal use software should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998; however, earlier adoption is encouraged. The Company adopted the guidelines of SOP 98-1 on January 1, 1998, pursuant to which the Company capitalized approximately $910,000 for 1998.

     In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), was issued which requires that entities expense costs of start-up activities as incurred. The Company adopted SOP 98-5 on January 1, 1998 and expensed approximately $166,000 of start-up costs incurred for organizational activities associated with the Company's facilities in the United Kingdom in 1998.

2. ACCOUNTS RECEIVABLE:

     Accounts receivable consist of the following (in thousands):

                                                 DECEMBER 31,
                                          ---------------------------
                                              1998           1997
                                          ------------  -------------
  Residential..........................    $ 20,340       $  9,560
  Carrier..............................      22,689          9,773
                                          ------------  -------------
                                             43,029         19,333
  Allowance for doubtful accounts......      (2,659)        (2,353)
                                         ------------  -------------
                                           $ 40,370       $ 16,980
                                         ============  =============


     The Company has certain service providers that are also customers. The Company settles amounts receivable and payable from and to certain of these parties on a net basis.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. PROPERTY AND EQUIPMENT:

     Property and equipment, including equipment under capital leases consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                    DEPRECIABLE
                                                                       LIVES           1998         1997
                                                                  ---------------- ------------- ------------

              Property and leasehold improvements                     5 years         $  1,314       $   186
              Long distance communications equipment               7 to 20 years        29,017         3,305
              Company  and office equipment                        3 to 5 years          4,746           838
                                                                                   ------------- ------------
                                                                                        35,077         4,329
              Less: accumulated depreciation and amortization                           (3,493)       (1,240)
                                                                                   ------------- ------------
                                                                                         31,584        3,089
              Construction in progress                                                   11,941        2,095
                                                                                   ------------- ------------
                                                                                       $ 43,525     $  5,184
                                                                                   ============= ============



     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $2.3 million , $451,000, and $333,000 respectively. Construction in progress consists primarily of network infrastructure equipment that has not been placed into service; accordingly no depreciation has been recorded.

4. ACCRUED EXPENSES:

     Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31,

                                                                ---------------
                                                                  1998     1997
                                                                ------   ------
Accrued interest ...........................................    $2,496   $   22
Disputed vendor charges ....................................       774    2,124
Accrued marketing expense ..................................       667       --
Accrued payroll and related taxes...........................       513    1,194
Accrued excise taxes and related charges ...................     1,295       --
Other ......................................................     1,100      388
                                                                ------   ------
                                                                $6,845   $3,728
                                                                ======   ======

     Disputed vendor charges represent an assertion from one of the Company's foreign carriers for minutes processed that are in excess of the Company's records. The Company provided approximately $67,000 in the year ended December 31, 1997 related to disputed minutes for which the Company has not recognized any corresponding revenue. During 1998, the Company paid $1,350,000 of the disputed charges and continues to dispute the remaining balance. If the Company prevails in its dispute, these amounts or portions thereof would be credited to operations in the period of resolution. Conversely, if the Company does not prevail in its dispute, these amounts or portions thereof would presumably be paid in cash.

5. DEBT:

         Debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------    -------
Senior notes, with a rate of 12% due May 2008 ............ $ 160,000    $    --
NTFC Financing Agreement, with a rate of 8.91%
     maturing January 2004 ...............................     8,885         --
Note payable to individuals and other.....................        16         44
Capital lease obligations.................................       461        748
                                                           ---------    -------
                                                             169,362        792
Less: discount on Senior Notes............................    (1,978)        --
Less: current portion ....................................    (1,894)      (331)
                                                           ---------    -------
                                                           $ 165,490    $   461
                                                           =========    =======

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Senior Notes and Warrants Offering

     In May 1998, the Company issued $160 million of 12% senior unsecured notes ("Senior Notes") with a final maturity of May 2008. Warrants to purchase 200,226 shares of common stock were issued in conjunction with the Senior Notes issuance. The Senior Notes are recorded at a discount of $2.1 million to their face amount to reflect the fair market value attributable to the warrants. The warrants are exercisable subsequent to November 1998 at an exercise price of $24.20 per share. The Company received net proceeds of $155 million, net of offering expenses. Concurrent with the issuance, the Company purchased $52 million in U.S. Government obligations from proceeds of the offering. The U.S. Government obligations are pledged to fund the first six interest payments on the Senior Notes. Interest on the Senior Notes is payable semi-annually in arrears in May and November commencing November 1998. Accrued interest as of December 31, 1998 was $2.5 million. As of December 31, 1998, no Warrants issued in connection with the Senior Notes have been exercised.

     Under the terms of the Senior Notes, the Company is subject to certain covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends or make distributions in respect to capital stock or make certain restricted payments; create liens; or merge or sell all or substantially all of its assets. The Senior Notes are redeemable at the option of the Company, in whole or in part on or after May 15, 2003, at the redemption prices set forth below, plus accrued and unpaid interest and liquidated damages as defined in the indenture, if any, to the date of redemption.

                                                     REDEMPTION
              YEAR                                     PRICE
             ---------                          -------------------
               2003..........................           106%
               2004..........................           104%
               2005..........................           102%
               2006(and thereafter)..........           100%


     In addition, at any time prior to May 15, 2001, through proceeds of a public equity offering, the Company may redeem up to 35% of the Senior Notes originally outstanding at a redemption price of 112% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. Upon a change of control, the Company will be required to offer to repurchase the outstanding Senior Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

     The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all other existing and future unsecured and unsubordinated obligations of the Company unless expressly noted.

NTFC Capital Corp. Financing Agreement

     In December 1998, the Company entered into a vendor financing facility for up to $35 million with NTFC Capital Corporation, a financing arm of GE Capital ("NTFC Facility"). The facility and may be used to finance switches, associated telecommunications equipment, undersea fiber optic cables, and the expansion of facilities in the Company's targeted marketing areas. Each borrowing under the NTFC Facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus the Rate Adjustment (as defined in the agreement). Individual borrowings under the NTFC Facility are amortized over 60 months from the date of advance with a final maturity of all outstanding amounts of January 2004. As of December 31, 1998, approximately $8.9 million bearing interest at 8.91% was outstanding under the facility. Principal and interest payments of approximately $184,000 are due monthly in arrears.

     Under the terms of the NTFC Facility, the Company is subject to certain financial and operational covenants, including but not limited to restrictions on the Company's ability to pay dividends and level of indebtedness.

Commercial Loan Agreement

     In July 1997, the Company entered into a loan agreement ("Loan") with a commercial bank ("Lender"). The Loan provides for maximum borrowings of up to $10 million through December 31, 1997, and the lesser of $15 million or 85 percent of eligible

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES accounts receivable, as defined, thereafter until maturity in December 1999. The Loan required a $150,000 commitment fee to be paid at closing, and a quarterly commitment fee of one quarter percent of the unused portion. In December 1998, the Company terminated the Loan. In connection with the termination, the Company recognized an extraordinary loss of $514,000 related to the write-off of deferred financing costs and debt discounts related to the Loan.

     In connection with the Loan, the Company issued the Lender warrants to purchase 539,800 shares of the Company's common stock, representing 10 percent of the outstanding common stock on the date of issuance. Fifty percent, or 269,900 of the warrants, vested fully on the date of the issuance. Vesting on the remaining warrants was contingent on the occurrence of certain events. In December 1997, as a result of the Company's completed Initial Public Offering of common stock, the remaining warrants were retired. The exercise price of the outstanding warrants is $8.46 per share, and they expire on July 1, 2002. The fair market value of the warrants is approximately $823,000 and is classified as a component of stockholders' equity. As of December 31, 1998, 269,900 warrants from this issuance were outstanding.

     Debt  maturities  as  of  December  31,  1998,   excluding   capital  lease
obligations, are as follows (in thousands);

         1999............................................    $  1,475
         2000...........................................        1,613
         2001...........................................        1,763
         2002...........................................        1,927
         2003...........................................        2,107
         Thereafter.....................................      160,000
                                                           -----------
                                                            $ 168,885
                                                           ===========


6. COMMITMENTS AND CONTINGENCIES:

     Leases

     The Company leases office space and equipment under non-cancelable operating leases. Rent expense was approximately $1 million, $313,000, and $135,000 for the years ended December 31, 1998, 1997, and 1996, respectively. The terms of the office lease require the Company to pay a proportionate share of real estate taxes and operating expenses. The Company also leases equipment under capital lease obligations. The future minimum commitments under lease obligations are as follows (in thousands):

                                                CAPITAL      OPERATING
      FOR THE YEAR ENDING DECEMBER 31,          LEASES         LEASES
   ----------------------------------------   ------------  -------------
   1999................................           $   434       $  2,031
   2000................................                60          2,000
   2001................................                 -          1,802
   2002................................                 -          1,589
   2003................................                 -            781
   Thereafter..........................                 -          1,320
                                              ------------  -------------
                                                      494       $  9,523
                                                            =============
   Less - Amounts representing interest..             (33)
   Less - Current portion................            (402)
                                              ------------
   Long-term Portion.....................        $     59
                                              ============

     Lease with related party

     The Company has entered into an agreement with an affiliate of a stockholder to lease capacity in certain undersea fiber optic cable. The agreement grants a perpetual right to use the cable and requires ten semiannual payments of $38,330 beginning in June 1996. The Company is required to pay a proportional share of the cost of operating and maintaining the cable. The Company can cancel this agreement without further obligation, except for amounts related to past usage, at any time.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     Litigation

     Certain claims and suits have been filed or are pending against the Company. In management's opinion, resolution of these matters will not have a material impact on the Company's financial position or results of operations and adequate provision for any potential losses has been made in the accompanying consolidated financial statements

7. STOCKHOLDERS' EQUITY (DEFICIT):

     Common and preferred stock

     In 1997, the Board of Directors authorized 100,000 shares of $1.00 par value preferred stock. Concurrent with the approval of the Reorganization, the Board of Directors approved an increase in the authorized shares of common and preferred stock. Subsequent to year end 1998, total common and preferred shares authorized increased to 40,000,000 and 1,000,000, respectively pursuant to the Reorganization. The Board of Directors has the authority to issue these shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders.

     In July 1997, the Company exchanged 17,175 shares of its outstanding nonvoting common stock for authorized voting common stock and purchased the remaining 5,351 shares of outstanding nonvoting common stock from a former officer and director of the Company for $45,269.

     Stock option plans

     In  August  1997,  the  stockholders  of  the  Company  approved  the  1997
Performance Incentive Plan (the "Performance Plan"). The Performance Plan provides for the award to eligible employees of the Company and others of stock options, stock appreciation rights, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. In 1998, the Board of Directors and stockholders approved an increase in the shares authorized for issuance under the Performance Plan to 18.5 percent of the common shares outstanding. The options expire ten years from the date of grant and vest ratably over five years. The Performance Plan provides that all outstanding options become fully vested in the event of a change in control, as defined. As of December 31, 1998 and 1997, approximately 914,890 and 352,000 options, respectively, were available for grant under the Performance Plan.

     The Company's Amended and Restated Stock Option Plan, reserves 270,000 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. In conjunction with the Company's January 20, 1997 amendment to the plan, all options were cancelled and certain options were reissued at their original exercise prices and compensation expense was recognized for the excess of the fair value of the common stock over the exercise price of the related options. The Company recognized approximately $131,000 in compensation expense for the year ended December 31, 1997 as the vesting of the options accelerated upon completion of the Initial Public Offering.

     On December 14, 1998, the Company repriced 581,150 options outstanding, which had exercise prices ranging between $10.00 and $26.75 per share to the then market price of $9.00 per share. This was the Company's first repricing of options and the repricing did not benefit executive officers, affiliates, or major shareholders.

          A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented in the following chart:

                                                  1998                      1997                       1996
                                        ------------------------- --------------------------  -------------------------
                                                       WEIGHTED                   WEIGHTED                  WEIGHTED
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                      PRICE PER                  PRICE PER                  PRICE PER
                                          OPTIONS       SHARE        OPTIONS       SHARE        OPTIONS       SHARE
                                        ------------  ----------- -------------- -----------  ------------ ------------
   Options outstanding at beginning
     of year January 1,                     531,666      $  9.96       138,300       $ 0.38      143,200      $  0.38
   Granted                                  977,900        10.54       668,366         8.14            -            -
   Exercised                               (125,816)        1.85      (136,500)        1.05            -            -
   Canceled                                (640,150)       12.81      (138,500)        0.38       (4,900)        0.36
                                        ------------  ----------- -------------- -----------  ------------ ------------
   Options outstanding at
     December 31,                           743,600      $  9.64       531,666      $  9.96       138,300     $  0.38
                                        ============  =========== ============== ===========  ============ ============
   Options exercisable at
     December 31,                            76,530      $  9.23       133,266      $  1.85             -     $     -
                                        ============  =========== ============== ===========  ============ ============

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

   The following table summarizes information about stock options outstanding at December 31, 1998:

                                    OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
              -----------------------------------------------------------------  ----------------------------
                                                   WEIGHTED
                                                   AVERAGE          WEIGHTED                       WEIGHTED
                                                   REMAINING        AVERAGE                        AVERAGE
                  RANGE OF          NUMBER       CONTRACTUAL       PRICE PER        NUMBER        PRICE PER
              EXERCISE PRICES     OUTSTANDING        LIFE            SHARE        EXERCISABLE       SHARE
              -----------------  -------------- ---------------   -------------  -------------- -------------
               $1.85 - $1.85             7,450            8.05        $   1.85           7,450      $   1.85
               $4.75 - $4.75            15,000            9.75            4.75              --            --
               $8.00 - $10.00          631,150            8.80            9.08          60,080          9.16
              $12.00 - $12.00            7,500            8.63           12.00           1,500         12.00
              $14.25 - $16.56           82,500            9.25           15.30           7,500         16.56
              -----------------  -------------- ---------------   -------------  -------------- -------------
               $1.85 - $16.56          743,600            8.86        $   9.64          76,530      $   9.23
              =================  ============== ===============   =============  ============== =============


     The Company has elected to account for stock and stock rights in accordance with APB No. 25. SFAS No. 123, "Accounting for Stock-Based Compensation," established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes.

     Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of options granted during the year ended December 31, 1998 and 1997, was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.56 percent and 6.2 percent; no dividend yield; weighted-average expected lives of the options of five years, and expected volatility of 95 percent and 50 percent, respectively. There were no options granted in 1996.

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

     The weighted-average fair value of options granted during 1998 and 1997, was $7.84 per share and $4.32 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. If the Company had used the fair value accounting provisions of SFAS No. 123, the pro forma net loss for 1998 and 1996 would have been approximately $19,125,000 and $2,833,000, respectively, or $2.14 and $0.52 per share (basic and diluted), respectively. Pro forma net income for 1997 would have been $1,600,000, or $0.26 per share (basic) and $0.25 per share (diluted). The provisions of SFAS No. 123 are not required to be applied to awards granted prior to January 1, 1995. The impact of applying SFAS No. 123 may not necessarily be indicative of future results.

     In December 1997, under the Performance Plan, the Company granted to several consultants options to acquire 30,000 shares of the Company's common stock in lieu of payment of certain consulting services to be performed in the future. Pursuant to SFAS No. 123, the Company will recognize compensation expense for the fair value of these options granted to consultants, as calculated using the Black-Scholes option pricing model, using the weighted average assumptions described above. The fair value of these options at issuance was approximately $254,000 and will be recognized ratably over the estimated service period.

     Stockholder rights plan

     The Board of Directors has adopted a stockholder rights plan ("Rights" and "Rights Plan"), which is designed to protect the rights of its stockholders and deter coercive or unfair takeover tactics. It is not in response to any acquisition proposal. Preferred stock

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES purchase rights have been granted as a dividend at the rate of one Right for each outstanding share of Common Stock held of record as of the close of business on April 3, 1998.

     Each Right, when exercisable, would entitle the holder thereof to purchase 1/1,000th of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") at a price of $175 per 1/1000th share. The Company's Board of Directors designated 25,000 shares of the authorized Preferred Stock for this purpose. The Rights, which have no voting rights, will expire on March 25, 2008.

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

     Warrant and registration rights

The Company agreed to issue to certain underwriters of the Initial Public Offering, warrants to purchase up to 150,000 shares of Common Stock at an exercise price of $13.20 per share. The warrants are exercisable for a period of five years beginning October 1998. The holders of the warrants will have no voting or other stockholder rights unless and until the warrants are exercised. The fair value of these warrants was approximately $870,000 when issued, and is classified in stockholders' equity.

     As of December 31, 1998, the Company has warrants outstanding of 470,126 in connection with debt issuances and agreements. Warrants issued in connection with the Senior Notes and Warrants Offering have an exercise price of $24.20 and expire May 2008. Warrants issued in connection with the Commercial Loan Agreement have an exercise price of $8.46 and are exercisable for a period of five years beginning July 1997. The holders of the warrants will have no voting or other stockholder rights unless and until the warrants are exercised.

     Employee benefit plans

     During 1998, the Company adopted the Startec Employee 401(K) Plan (the "Plan"), a defined contribution plan . Employees are eligible for the Plan after completing at least one year of service and attaining age 20. The Plan allows for employee contributions up to 15% of their compensation. In September 1998, the Company adopted a contribution matching plan pursuant to which the Company, at its discretion, may contribute shares of the Company's Common Stock in an amount up to five percent of employee contributions. These shares will vest ratably over a five year period from the date of employment.

8. INCOME TAXES:

     The Company has net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $25,483,000 and $1,878,000, as of December 31, 1998 and 1997, respectively, which may be applied against future taxable income and expire between 2010 and 2013. The Company utilized a portion of these NOLs to partially offset its taxable income for the year ended December 31, 1997. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset to the extent that management assesses the realization of such deferred tax assets is "more likely than not." A valuation reserve is established for any deferred tax assets that are not expected to be realized.

     As a result of historical and projected operating losses, a valuation allowance equal to the net deferred tax asset was recorded for all periods presented.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

                                                        DECEMBER 31,
                                                    1998            1997
                                                ------------   ------------
  Deferred tax assets:
    Net operating loss carryforwards.........   $     9,842    $       725
    Allowance for doubtful accounts..........         1,378            909
    Contested liabilities....................           553          1,024
    Cash to accrual adjustments..............           230            460
    Other....................................           155            119
                                                ------------   ------------
       Total deferred tax assets.............        12,158          3,237
                                                ------------   ------------
  Deferred tax liabilities:
    Depreciation.............................         1,227            204
    Other....................................            19             42
                                                ------------   ------------
       Total deferred tax liabilities........         1,246            246
                                                ------------   ------------

  Net deferred tax assets....................        10,912          2,991
  Valuation allowance........................       (10,912)        (2,991)
                                                ------------   ------------
                                                $         -    $         -
                                                ============   ============


     Pursuant to Section 448 of the Internal Revenue Code, the Company was required to change from the cash to the accrual method of accounting. The effect of this change will be amortized over four years for tax purposes.

     The Company recorded no benefit or provision for income taxes for the years ended December 31, 1998 and 1996. A provision for Federal alternative minimum tax was recorded for the year ended December 31, 1997. The components of income tax expense for the year ended December 31, 1997 are as follows (in thousands):

                                                                   1997
                                                              --------------
           Current Provision
                Federal....................................   $         171
                Federal alternative minimum tax............              29
                State......................................              23
                                                              --------------
                                                                        223
                                                              --------------
           Deferred benefit
                Federal....................................             (86)
                State......................................             (12)
                Benefit of net operating loss carryforwards.            (96)
                                                              --------------
                                                                       (194)
                                                              --------------
                                                              $          29
                                                              ==============

The provision for income taxes for the year ended December 31, 1997 results in an effective rate which differs from the Federal statutory rate as follows:

                                                                  1997
                                                           --------------
        Statutory Federal income tax rate................         35.0%
        Impact of graduated rate.........................         (1.0)
        State income taxes, net of Federal tax benefit...          4.6
        Federal alternative minimum tax..................          1.8
        Benefit of net operating loss carryforwards......        (38.6)
                                                           ==============
        Effective rate...................................          1.8%
                                                           ==============

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. RELATED-PARTY TRANSACTIONS:

     The Company has an agreement with an affiliate of a stockholder of the Company that calls for the purchase and sale of long distance services. Revenues generated from this affiliate amounted to approximately $1.9 million, $1.9 million, and $1.5 million, or 1, 2, and 5 percent of total net revenues for the years ended December 31, 1998, 1997, and 1996, respectively. The Company was in a net accounts receivable position with this affiliate of approximately $684,000 and $377,000 as of December 31, 1998 and 1997, respectively. Services provided by this affiliate and recognized in cost of services amounted to approximately $366,000, $680,000 and $663,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

     The Company also has a lease with an affiliate of a stockholder of the Company (see Note 6).

10. BUSINESS SEGMENT DATA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS:

     The Company  classifies  its  operations  into one industry  segment,  long distance telecommunications services. Substantially all of the Company's revenues for each period presented were derived from calls originated within the United States and terminated outside the United States.

     Net revenues terminated by geographic area were as follows (in thousands):


                                             FOR THE YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           1998         1997          1996
                                           ----         ----          ----
 Asia/Pacific Rim.................      $ 72,274     $ 42,039       $ 13,824
 Middle East/North Africa.........        30,303       21,236         8,276
 Sub-Saharan Africa...............        13,020        6,394         1,136
 Eastern Europe...................        15,539        7,964         2,650
 Western Europe...................         2,725        1,913         1,783
 North America....................         5,661        3,398         3,718
 Other............................        21,647        2,913           828
                                       ------------   -----------  ------------
                                       $ 161,169     $ 85,857      $ 32,215
                                      ============   ===========   ============

     Significant customers

     A significant portion of the Company's net revenues is derived from a limited number of customers. During 1998, 1997 and 1996, the Company's five largest carrier customers accounted for approximately 61 percent, 47 percent and 40 percent of net revenues, respectively. One customer accounted for ten percent or more of net revenues in 1998 and 1996 while two customers accounted for ten percent or more of net revenues during 1997. The Company's agreements and arrangements with its carrier customers generally may be terminated on short notice without penalty. The following customers provided 10 percent or more of the Company's total net revenues in the year indicated (in thousands):

                                         DECEMBER 31,
                           -------------------------------------------
                                   1998           1997           1996
                                   ----           ----           ----

  MCI/WorldCom, Inc............    $ 38,289     $ 19,886     $  7,383
  Frontier.....................        -          12,420         -




     Significant suppliers

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

     A significant portion of the Company's cost of services is purchased from a limited number of suppliers. The following suppliers provided 10 percent or more of the Company's total cost of services in the year indicated (in thousands):

                                                   DECEMBER 31,
                                      --------------------------------------
                                            1998           1997       1996
                                            ----           ----       ----

 Pacific Gateway Exchange..........       $ 14,421       $  8,893    $    -
 MCI/WorldCom, Inc.................              -          9,918     3,972
 Videsh Sanchar Nigam Limited ("VSNL")           -              -     7,525
 Cherry Communications...............            -              -     3,897


     The cost of services attributable to VSNL include charges that are in dispute, as discussed in Note 4. VSNL is a government-owned, foreign carrier that has a monopoly on telephone service in India.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The fair value of certain financial assets and liabilities are shown below:


                                                              DECEMBER 31, 1998
                                                         ----------------------------
                                                           CARRYING         FAIR
                                                            AMOUNT          VALUE
                                                         -------------   ------------
  Financial assets:
    Pledged short-term marketable securities.........      $  44,156       $ 45,180
  Financial liabilities:
    Senior Notes, excluding debt discount............        160,000        144,000
  Vendor financing...................................          8,885          8,885


     Short-term marketable securities and the Senior Notes are valued based on quoted market prices. The fair value of the vendor financing is estimated based on expected future payments discounted at the Company's incremental borrowing rate.

     The carrying amounts for current assets, restricted cash and current liabilities approximate their fair value due to their short maturity. The fair value of notes payable to individuals and others and notes payable to related parties cannot be reasonably and practicably estimated due to the unique nature of the related underlying transactions and terms. However, given the terms and conditions of these instruments, if these financial instruments were with unrelated parties, interest rates and payment terms could be different than the currently stated rates and terms.

12. ACQUISITIONS:

     In November 1998, the Company acquired PCI Communications, Inc. ("PCI") for $2.65 million. PCI is a provider of voice and data services located in the Pacific Rim island of Guam. PCI has signatory status on the TPC-5, Guam-Filipinos and China-U.S. cables. The acquisition will allow Startec to access a U.S. based satellite line of sight that extends from Southeast Asia to Central Europe. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of $1 million to goodwill and $250,000 to a covenant not to compete agreement. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

     In  December  1998,  the Company  acquired  Global  Communications  GmbH of
Germany ("Global") for $5.4 million. Global has a Class IV nationwide telecommunications license for Germany, an interconnection agreement with Deutsche Telekom and a Siemens EWSD switch located in Dusseldorf. The purchase price was allocated to the net assets acquired based upon the estimated fair value of

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES such assets, which resulted in an allocation of $2.5 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

     The Company has accounted for all of the referenced acquisitions using the purchase method. Accordingly, the results of operations of the acquired companies are included in the accompanying consolidated statements of operations of the Company, as of the date of their respective acquisition.

     The Company's summarized, unaudited consolidated pro forma results of operations, assuming the above PCI transaction occurred on January 1, 1997 are as follows (in thousands, except per share amounts):


                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                      ------------------------------
                                                           1998              1997
                                                      --------------    -------------
  Net Revenues......................................     $ 166,195        $ 93,291
  Income (loss) from operations.....................       (11,384)            737
  Income (loss) before extraordinary item...........       (18,655)            480
  Net income........................................       (19,169)            480
  Basic earnings (loss) per common share:
    Income (loss) before extraordinary item.........         (2.08)           0.08
    Net income (loss) per common share..............         (2.14)           0.08
  Diluted earnings (loss) per common share:
    Income (loss) before extraordinary item.........         (2.08)           0.07
    Net income (loss) per common share..............         (2.14)           0.07

    Operations for Global were not significant for 1998 and 1997.

13. QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature (except as discussed in notes (1) and (2) below) and necessary for a fair presentation of the results of operations for the interim periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                            1998
                                                                     ---------------------------------------------------------
                                                                          FIRST         SECOND         THIRD         FOURTH
                                                                         QUARTER       QUARTER        QUARTER        QUARTER
                                                                     ----------------------------------------------------------
                                                                          (in thousands, except per common share amounts)
 Net revenues (1).........................................               $ 29,891      $ 33,461       $ 47,448       $ 50,369
 Gross margin (1).........................................                  4,236         4,632          5,496          5,629
 Income (loss) from operations............................                    713        (1,166)        (3,282)        (6,921)
 Income (loss) before extraordinary item..................                    899        (2,657)        (6,015)       (10,287)
 Net income (loss)........................................                    899        (2,657)        (6,015)       (10,801)

 Basic earnings (loss) per common share:
  Income (loss) before extraordinary item.................                   0.10         (0.30)         (0.67)         (1.15)
  Net income (loss).......................................                   0.10         (0.30)         (0.67)         (1.21)
  Weighted average common shares
    outstanding-basic......................................                 8,909         8,942          8,964          8,965

 Diluted earnings (loss) per common share:
  Income (loss) before extraordinary item..................                  0.10         (0.30)         (0.67)         (1.15)
  Net income (loss)........................................                  0.10         (0.30)         (0.67)         (1.21)
  Weighted average common and equivalent shares
    outstanding-diluted....................................                 9,365         8,942          8,964          8,965

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                                                            1997
                                                                     ---------------------------------------------------------
                                                                          FIRST         SECOND         THIRD         FOURTH
                                                                         QUARTER       QUARTER        QUARTER        QUARTER
                                                                     ----------------------------------------------------------
                                                                          (in thousands, except per common share amounts)
     Net revenues...........................................            $ 12,372      $ 16,464       $ 25,757       $ 31,264
     Gross margin (2).......................................               1,607         1,979          3,089          3,399
     Income from operations.................................                 256           349            738            754
     Net income.............................................                 137           214            413            855

     Basic earnings per common share:
      Net income.........................................                   0.03          0.04           0.08           0.10
      Weighted average common shares
        outstanding-basic................................                  5,403         5,403          5,403          8,324

     Diluted earnings per common share:
      Net income.........................................                   0.03          0.04           0.07           0.10
      Weighted average common and equivalent shares
        outstanding-diluted..............................                  5,474         5,646          5,760          8,709
--------------------

(1)  During the second  quarter of 1998,  upon receipt of  favorable  collection
     data,  the  Company   reduced  its  allowance  for  doubtful   accounts  by
     approximately $337,000.

(2) Vendor disputes and other disputed charges resolved in the fourth quarter of 1997 resulted in net credits as estimated by management of approximately $300,000, recognized as lower cost of services and general and administrative expenses.

14. SUBSEQUENT EVENTS:

     In February 1999, the Company acquired a 64.6% ownership in Phone Systems and Network Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of Startec common stock for a total consideration of $7.6 million. PSN is a facilities based provider in France, with switches in Paris and Switzerland. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche exchange in France.

     In February 1999, the Company acquired a 20% ownership in a Nevada holding company with operations in Europe. The Company was acquired for approximately $1.2 million. Concurrent with the acquisition, Startec received a $2.5 million note payable from the company convertible at the Company's option into common shares equivalent to an additional 28% fully diluted ownership.

          STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

          The information concerning directors and executive officers required by this item is incorporated by reference to the information contained under the captions "Election of Directors", "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information contained under the caption "Compensation of Directors and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the information contained under the caption "Ownership of the Capital Stock of the Company" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the Annual Meeting of Stockholders.

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

       Description:

       Report of Independent Public Accountants Schedule II - Valuation and Qualifying Accounts

(a) 3. EXHIBITS. The Exhibits required to be filed pursuant to Form 10-K are identified in the Exhibit Index.

(b)  REPORTS ON FORM 8-K

On December 15, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Startec Global Communications Corporation

                                 By /s/ Prabhav V. Maniyar
                                    -------------------------------------
                                    Senior Vice President, Chief Financial
                                    Officer, Secretary and Director
                                   (Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

  SIGNATURES                           TITLE                                DATE
  ----------                           -----                                ----

 /s/ Ram Mukunda          President, Chief Executive Officer,          March 30, 1999
 ---------------          Treasurer and Director (Principal
     Ram Mukunda          Executive Officer)

 /s/ Prabhav V. Maniyar   Senior Vice President, Chief Financial       March 30, 1999
----------------------    Officer, Secretary and Director
     Prabhav V. Maniyar   (Principal Financial and Accounting
                          Officer)

 /s/ Vijay Srinivas       Director                                     March 30, 1999
-------------------
     Vijay Srinivas

/s/ Nazir G. Dossani      Director                                     March 30, 1999
--------------------
    Nazir G. Dossani

/s/ Richard K. Prins      Director                                     March 30, 1999
-------------------
    Richard K. Prins


                                  EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION                                                PAGE

2.1****          Agreement and Plan of Reorganization dated June 30, 1998 by and between Startec Global  Communications  Corporation and Startec
                 Global Holding Corporation
2.2####          Stock Purchase  Agreement  dated as of November 30, 1998 by and between the Company and Pacific Systems Corporation
2.3              Quota  Purchase  Agreement by and between Martin Otten and Rolf
                 Otten,  on the one part,  and the  Company,  on the other part, effective as of December 31, 1998.
3.1****          Restated Certificate of Incorporation.
3.2****          Bylaws.
4.1*             Specimen of Common Stock Certificate.
4.2*             Warrant  Agreement  dated  as of  July 1,  1997 by and  between
                 Startec, Inc. and Signet Bank.
4.3*             Form of  Underwriters'  Warrant  Agreement  (including  Form of
                 Warrant).
4.4*             Voting  Agreement  dated as of July 31, 1997 by and between Ram
                 Mukunda and Vijay and Usha Srinivas.
4.5***           Indenture,  dated as of May 21,  1998,  between the Company and
                 First Union National Bank.
4.6***           Form of 12% Series A Senior Notes due 2008
4.7***           Registration Rights Agreement,  dated as of May 21, 1998, among the Company, Lehman  Brothers Inc., Goldman Sachs & Co. and ING
                 Barings (U.S.) Securities, Inc.
4.8***           Warrant Agreement,  dated as of May 21, 1998 by and between the
                 Company and First Union National Bank, a Warrant Agent
4.9***           Form of Warrant (included as Exhibit A to Exhibit 4.8)
4.10***          Collateral Pledge and Security  Agreement,  dated as of May 21,
                 1998 by and between the Company and First Union  National Bank, as Trustee
4.11**           Rights  Agreement,  dated as of March  26,  1998,  between  the
                 Company and Continental Stock Transfer & Trust Company.
10.1*            Secured Revolving Line of Credit Facility Agreement dated as of
                 July 1, 1997 by and between Startec, Inc. and Signet Bank.
10.2*            Lease by and between  Vaswani  Place  Limited  Partnership  and
                 Startec, Inc. dated as of September 1, 1994, as amended.
10.3*            Agreement  by  and  between  World  Communications,   Inc.  and
                 Startec, Inc. dated as of April 25, 1990.
10.4*            Co-Location and Facilities Management Services Agreement by and
                 between  Extranet  Telecommunications,  Inc. and Startec,  Inc.
                 dated as of August 28, 1997.
10.5*            Employment  Agreement  dated as of July 1, 1997 by and  between
                 Startec, Inc. and Ram Mukunda.
10.6*            Employment  Agreement  dated as of July 1, 1997 by and  between
                 Startec, Inc. and Prabhav V. Maniyar.
10.7*            Amended and Restated Stock Option Plan.
10.8*            1997 Performance Incentive Plan.
10.9*            Subscription  Agreement  by and among Blue  Carol  Enterprises,
                 Limited,  Startec, Inc. and Ram Mukunda dated as of February 8,
                 1995.
10.10*           Agreement for Management  Participation by and among Blue Carol
                 Enterprises, Limited, Startec, Inc. and Ram Makunda dated as of
                 February 8, 1995, as amended as of June 16, 1997.
10.11*           Service  Agreement  by and  between  Companhia  Santomensed  De
                 Telecommunicacoes  and Startec,  Inc. as amended on February 8,
                 1995.
10.12*+          Lease Agreement  between  Companhia  Protuguesa  Radio Marconi,
                 S.A. and

                 Startec, Inc. dated as of June 15, 1996.
10.13*+          Indefeasible   Right  of  Use   Agreement   between   Companhia
                 Portuguesa  Radio Marconi,  S.A. and Startec,  Inc. dated as of
                 January 1, 1996.
10.14*+          International   Telecommunication  Services  Agreement  between
                 Videsh  Sanchar  Nigam  Ltd.  and  Startec,  Inc.  dated  as of
                 November 12, 1992.
10.15*+          Digital  Service  Agreement  with  Communications  Transmission
                 Group, Inc. dated as of October 25, 1994.
10.16*+          Lease  Agreement  by and between GPT  Finance  Corporation  and
                 Startec, Inc. dated as of January 10, 1990.
10.17*+          Carrier   Services    Agreement   by   and   between   Frontier
                 Communications  Services,  Inc. and Startec,  Inc.  dated as of
                 February 26, 1997.
10.18*+          Carrier  Services  Agreement by and between MFS  International,
                 Inc. and Startec, Inc. dated as of July 3, 1996.
10.19*+          International  Carrier Voice  Service  Agreement by and between
                 MFS International,  Inc. and Startec,  Inc. dated as of June 6,
                 1996.
10.20*+          Carrier    Services    Agreement   by   and   between    Cherry
                 Communications,  Inc.  and  Startec,  Inc.  dated as of June 7,
                 1995.
10.21***         Agreement by and between Northern Telecom Inc. and the Company, dated as of December 23, 1997
10.22***         Indefeasible  Right of Use Agreement by and between  Telegloble
                 Cantat-3,  Inc. and the Company, dated as of September 15, 1997
                 (Canus 1 Cable System).
10.23***         Indefeasible  Right of Use  Agreement by and between  Teleglobe
                 Cantat-3,  Inc. and the Company, dated as of September 15, 1997
                 (Cantat 3 Cable System).
10.24#           Loan and Security  Agreement by and between  Prabhav V. Maniyar and the Company, dated June 30, 1998 (as amended and related by agreement dated December 31, 1998. See Exhibit 10.41 below).
10.25#           Lease by and  between  The Vaswani  Place  Corporation  and the
                 Company, dated as of October 27, 1998.
10.26#           Indefeasible  Right of Use  Agreement  by and  between  Cable &
                 Wireless Inc. and the Company, dated June 9, 1998 (Gemini Cable
                 System)
10.27#           First  Amendment  to Lease by and  between  The  Vaswani  Place
                 Corporation and the Company, dated May 11, 1998.
10.28#           International Facilities License, United Kingdom
10.29##          Columbus  III  Cable  System   Construction   and   Maintenance
                 Agreement dated February 11, 1998.
10.30###         TAT-14 Cable Network  Construction  and  Maintenance  Agreement
                 dated as of September 2, 1998.
10.31###         SEA-ME-WE  Construction  and Maintenance  Agreement dated as of
                 January 1, 1997.
10.32###         Amendment  dated  as of July 8,  1998  by and  between  Cable &
                 Wireless, Inc. and the Company to the Indefeasible Right of Use
                 Agreement, dated as of June 9, 1998 (Gemini Cable System).
10.33###         Rack Space Agreement by and between Americatel  Corporation and the Company, dated as of July 27, 1998.
10.34###         Rack Space  Agreement by and between IXC Carrier,  Inc. and the
                 Company, dated as of July 6, 1998 (Los Angeles).
10.35###         Rack Space  Agreement by and between IXC Carrier,  Inc. and the
                 Company, dated as of August 19, 1998 (Dallas).
10.36###         Co-Location Agreement by and between Espirit Telecom Benelux BV and the Company., dated as of September 21, 1998
10.37###         Sublease  Agreement  by  and  between   Information  Systems  &
                 Networks, Inc. and the Company dated as of August 11, 1998.
10.38###         Master  Supply  Agreement  by and  between  TTN,  Inc.  and the
                 Company dated as of September 21, 1998.
10.39            Loan  and  Security  Agreement  by  and  between  NTFC  Capital
                 Corporation and the Company, dated as of December 31, 1998.
10.40            Loan and Security  Agreement by and between Ram Mukunda and the
                 Company, dated as of October 8, 1998.
10.41            Loan and Security  Agreement by and between  Prabhav V. Maniyar and the Company, dated as of December 31, 1998.
10.42            TPC-5 Cable Network IRU Agreement between Companhia  Portuguesa
                 Radio Marconi, SA and the Company, dated December 15, 1998.
10.43            TPC-5 Cable Network Indefeasible Right of Use Agreement between
                 KDD Corporation and the Company dated  December 31, 1998.
10.44            TAT-12/13  Cable  Network  IRU  Agreement   between   Companhia
                 Portuguesa  Radio Marconi,  SA and the Company,  dated December
                 15, 1998.
10.45            Lease  between  36 North  East  Second  Street,  L.L.C  and the
                 Company executed on November 30, 1998.
10.46            Lease  between  36 North  East  Second  Street,  L.L.C  and the
                 Company executed on October 29, 1998
21.1             Subsidiaries of Company.

23.1            Consent of Arthur Andersen LLP.
27.1            Financial Data Schedule.

----------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-32753).
** Incorporated by reference from the Company's Current Report on Form 8-K filed on April 8, 1998
*** Incorporated by reference from the Company's Quarterly Report on Form 1 0-Q for the quarter ended June 30, 1998
**** Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-58247)
# Incorporated by reference from the Company's Registration Statement on Form S-4 (SEC File No. 333-61779)
## Incorporated by reference from the Company's Registration Statement on Form S-1 (SEC File No. 333-64465)
### Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
#### Incorporated by reference from the Company's Current Report on Form 8-K/A filed on February 12, 1999.
+ Portions of the Exhibit have been omitted pursuant to a grant of Confidential Treatment by the Securities and Exchange Commission under Rule 406 of the Securities Act of 1933, as amended, and the Freedom of Information Act.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To Startec Global Communications Corporation:

          We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Startec Global Communications Corporation and subsidiaries (a Maryland corporation) included in this Form 10-K and have issued our report thereon dated February 23, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP



Washington, D.C.
February 23,  1999

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                        ADDITIONS
                                                                ---------------------------
                                                                 CHARGED TO      CHARGED TO
                                                   BEGINNING      COSTS AND        OTHER           ENDING
                         DESCRIPTION                BALANCE      EXPENSES(A)     ACCOUNTS(B)     DEDUCTIONS(C)      BALANCE
                                                   ----------   -------------   --------------  ----------------  -------------
 Reflected as reductions to the related assets:
   Provisions for uncollectible accounts
  (deductions from trade accounts receivable)

 Year ended December 31, 1996.                      $   457         $   783         $    464        $    (625)       $  1,079
 Year ended December 31, 1997.                        1,079              57            1,864             (647)          2,353
 Year ended December 31, 1998.                        2,353             329              827             (850)          2,659


(a)  Includes $329,000 of reserves recognized in purchase accounting in 1998.
(b)  Represents a reduction of residential revenue not expected to be realized.
(c)  Represents amounts written off as uncollectible.