Form 10-K/A
period 1998-12-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1999-04-30
CIK 1043310

================================================================================

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

                          Common Stock, $0.01 per value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Non-affiliates of Startec Global Communications Corporation held 5,364,324 shares of Common Stock as of March 19, 1999. The fair market value of the stock held by non-affiliates is $46,937,835 based on the sale price of the shares on March 19, 1999.

     As of March 19, 1999, 9,389,815 shares of Common Stock, par value $0.01, were outstanding.

================================================================================

                                     PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS  OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the Company's directors and executive officers as of April 28, 1999.

     Directors and Executive Officers

NAME                    AGE   POSITION
---------------------   ----  -----------------------------------
Ram Mukunda .........    40   President, Chief Executive Officer, Treasurer and
                              Director

Prabhav V. Maniyar ..    39   Senior Vice President, Chief Financial Officer,
                              Secretary and Director

Nazir G. Dossani ....    57   Director

Richard K. Prins ....    42   Director

Vijay Srinivas ......    46   Director

Anthony Das..........    45   Senior Vice President


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

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

ANNUAL COMPENSATION

     The following table sets forth certain summary financial information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chief Executive Officer and the other most highly compensated officers of the Company, whose aggregate cash and cash equivalent compensation exceeded $100,000 ("Named Officers"), with respect to the last three fiscal years.

                              SUMMARY COMPENSATION TABLE

                                                             LONG TERM
                               ANNUAL COMPENSATION          COMPENSATION
                        ---------------------------------  --------------
                                                              SECURITIES          ALL
      NAME AND                                                UNDERLYING         OTHER
 PRINCIPAL POSITION      YEAR       SALARY         BONUS      OPTIONS(#)      COMPENSATION(1)
 ------------------      ----       ------         -----      ----------      ---------------
Ram Mukunda ..........   1998       $ 401,117                   30,000               $35,000
 President/Chief         1997       $ 345,833(2)      --           --                $30,800
 Executive Officer       1996       $ 165,872         --           --                $18,000

Prabhav V. Maniyar(3)    1998       $ 180,042                    15,00               $18,000
 Chief Financial         1997       $ 149,585         --       157,616                    --
 Officer/Secretary       1996              --         --            --                    --

Gustavo Pereira ......   1998       $ 129,583
 Vice President-         1997       $ 110,000         --         7,500                    --
 Engineering             1996       $ 110,000         --           --                     --

Anthony Das(4)........   1998       $ 124,167         --        15,000                    --
 Senior Vice             1997       $  79,167         --        30,000                    --
 President               1996              --         --            --                    --

Dhruva Kumar .........   1998       $ 104,167         --            --                    --
 Vice President          1997       $  77,209         --        34,000                    --
                         1996       $  43,008         --        19,950                    --

----------
(1) This amount includes the value of an automobile allowance

(2) Includes $102,000 accrued salary for prior periods.

(3) Mr. Maniyar joined the Company in January 1997.

(4) Mr. Das joined the Company in February 1997.

CERTAIN EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Ram Mukunda on July 1, 1997 (the "Mukunda Agreement"), pursuant to which Mr. Mukunda holds the positions of President, Chief Executive Officer and Treasurer of the Company, is paid an annual base salary of $250,000 per year, is entitled to participate in the 1997 Performance Incentive Plan (the "1997 Plan"), is eligible to receive a bonus of up to 40% of his base salary as determined by the Compensation Committee based upon the financial and operating performance of the Company, and is entitled to receive an automobile allowance of $1,500 per month. In addition, the Mukunda Agreement provides that, if there is a "Change of Control" (as defined therein), Mr. Mukunda will receive, for the longer of 12 months or the balance of the term under his employment agreement (which initially could be for a period of up to three years), the following benefits: (1) a severance payment equal to $20,830 per month; (2) a pro rata portion of the bonus applicable to the calendar year in which such termination occurs; (3) all accrued but unpaid base salary and other benefits as of the date of termination; and (4) such other benefits as he was eligible to participate in at and as of the date of termination. Effective July 1, 1998, Mr. Mukunda's annual base salary was increased to $325,000.

     The Company also entered into an employment agreement with Prabhav V. Maniyar on July 1, 1997 (the "Maniyar Agreement"), pursuant to which Mr. Maniyar holds the positions of Senior Vice President, Chief Financial Officer and Secretary of the Company, is paid an annual base salary of $175,000 per year, is entitled to participate in the 1997 Plan, is eligible to receive a bonus of up to 40% of his base salary, as determined by the Compensation Committee based upon the financial and operating performance of the Company, and is entitled to receive an automobile allowance of $750 per month. In addition, the Maniyar Agreement provides that if there is a "Change of Control" (as defined therein), Mr. Maniyar will receive, for the longer of 12 months or the balance of the term under his employment agreement (which initially could be for a period of up to three years), the following benefits: (1) a severance payment equal to $14,580 per month; (2) a pro rata portion of the bonus applicable to the calendar year in which such termination occurs; (3) all accrued but unpaid base salary and other benefits; and (4) such other benefits as he was eligible to participate in at and as of the date of termination. Effective July 1, 1998, Mr. Maniyar's annual base salary was increased to $225,000.

     The Mukunda Agreement and the Maniyar Agreement each has an initial term of three years and is renewable for successive one year terms. In addition, the agreements also contain provisions which restrict the ability of Messrs. Mukunda and Maniyar to compete with the Company for a period of one year following termination.

     For purposes of the Mukunda Agreement and the Maniyar Agreement, a "Change of Control" shall be deemed to have occurred if (A) any person becomes a beneficial owner, directly or indirectly, of securities of the Company representing 30% or more of the combined voting power of all classes of the Company's then outstanding voting securities; or (B) during any period of two consecutive calendar years individuals who at the beginning of such period constitute the Board of Directors, cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by the Company's stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved; or (C) the stockholders of the Company approve a merger or consolidation of the Company with any other company or entity, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation (exclusive of the situation where the merger or consolidation is effected in order to implement a recapitalization of the Company in which no person acquires more than 30% of the combined voting power of the Company's then outstanding securities); or (D) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

STOCK OPTION GRANTS

     The following table sets forth certain information regarding grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1998, to each of the Named Officers. No stock appreciation rights were granted during fiscal 1998. On April 28, 1999, the closing price of the Company Common Stock was $10.75.


                                         PERCENTAGE                                REALIZED VALUE AT
                          NUMBER OF       OF TOTAL                             ASSUMED ANNUAL RATES OF
                         SECURITIES       OPTIONS                               STOCK PRICE APPRECIATION
                         UNDERLYING     GRANTED TO     EXERCISE                    FOR OPTIONS TERM(3)
                          OPTIONS        EMPLOYEES      PRICE       EXPIRATION  -------------------------
     NAME                GRANTED(#)      IN 1997(1)   ($/SH)(2)        DATE        5%($)      10%($)
     ----                ----------      ----------   ---------        ----        -----      ------
Ram Mukunda ............  30,000          3.07%         14.25         6/8/08       29,778       281,726
Prabhav V. Maniyar .....  15,000          1.53%         14.25         6/8/08       14,889       140,863
Gustavo Pereira ........     --             --             --            --            --            --
Anthony Das.............  15,000          1.53%          9.00         6/8/08       93,639       219,613
Dhruva Kumar............     --             --             --            --            --            --


----------

(1) During 1998, the Company granted options to purchase a total of 977,900 shares of Company Common Stock.

(2) The  exercise  price  was equal to the per share  fair  market  value of the
    Company   Common  Stock  underlying  the  options  on the date of grant.  In
    December 1998, options for non-executive officers were repriced to $9.00.


(3) Amounts reflected in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Common Stock over the term of the options. Actual gains, if any, on the stock option exercises and Company Common Stock holdings are dependent upon the timing of such exercise and the future performance of the Company Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the holder of the option.



OPTION EXERCISES AND HOLDINGS

     The following table sets forth certain information as of December 31, 1998, regarding the number and year end value of unexercised stock options to purchase Company Common Stock held by each of the Named Officers. No stock appreciation rights were exercised during fiscal 1998.


                                      VALUE OF
                                    UNEXERCISED                  NUMBER OF
                                   "IN-THE-MONEY"            SECURITIES UNDERLYING
                                     OPTIONS AT               UNEXERCISED OPTIONS
                               FISCAL YEAR-END($)(1)          AT FISCAL YEAR-END(#)
          NAME               EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
   -------------------      -------------------------    --------------------------
Ram Mukunda .............               0/0                          0/30,000
Prabhav V. Maniyar ......               0/0                     10,000/55,000
Gustavo Pereira .........         14,445/57,780                  1,500/6,000
Anthony Das..............         43,335/317,790                 4,500/33,000
Dhruva Kumar.............        46,224/184,896                  4,800/19,200
----------

(1) Options are "in-the-money" if the fair market value of underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $9.63 per share, the fair market value of the Company Common Stock issuable upon exercise of options at December 31, 1998 and the exercise price of the option, multiplied by the applicable number of shares underlying the options. On April 28, 1999, the closing price of the Company Common Stock was $10.75.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth information regarding the ownership of the Company's voting securities on the Record Date, including options and warrants by (i) each person known by the Company to be the beneficial owner of more than five percent of any class of its voting securities, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

                                           COMMON STOCK      PERCENTAGE
                                           BENEFICIALLY    OF OUTSTANDING
      NAME AND ADDRESS(1)                    OWNED(2)       COMMON STOCK
      -------------------                    --------      ------------



  Ram Mukunda ........................       3,583,675       38.2%
  Blue Carol Enterprises(3) ..........         807,124        8.6%
  Vijay Srinivas(4) ..................         311,200        3.3%
  Prabhav V. Maniyar .................         118,616        1.3%
  Nazir G. Dossani(5) ................          10,000          *
  Richard K. Prins(6) ................          47,000          *
  Anthony Das(7) .....................          12,000
  All Directors and Executive Officers
    as a group (6 persons) ...........       4,889,615       52.1%
----------

* Represents beneficial ownership of one percent or less of the outstanding shares of Company Common Stock.

(1) Unless otherwise indicated, the address of all persons listed is c/o Startec Global Communications Corporation, 10411 Motor City Drive, Bethesda, MD 20817.

(2) Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares identified as beneficially owned in the table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of Company Common Stock subject to options, warrants or other rights to purchase which are currently exercisable within 60 days of the Record Date are deemed outstanding for computing the percentage ownership of the persons holding such options, warrants or rights, but are not deemed outstanding for computing the percentage ownership of any other person.

(3) The address of Blue Carol Enterprises Ltd. is 930 Ocean Center Harbour City, Kowloon, Hong Kong. Blue Carol Enterprises Ltd. is an affiliate of Portugal Telecom International.

(4) Such shares are held by Mr. Srinivas and his wife as joint tenants. Mr. and Mrs. Srinivas are the brother-in-law and sister of Ram Mukunda, the Company's President and Chief Executive Officer.


(5) Includes options to purchase 1,000 shares of Company Common Stock.

(6) Includes options to purchase 1,000 shares of Company Common Stock and a warrant to purchase 33,000 shares of Company Common Stock. Mr. Prins is a Senior Vice President of Ferris, Baker Watts, Incorporated, one of the underwriters of the Company's initial public offering, which received warrants to purchase up to 150,000 shares of Company Common Stock in connection with the closing of the initial public offering. Mr. Prins received 33,000 of such warrants, which amount is reflected in the first sentence of this footnote.

(7) Includes options to purchase 4,500 shares of Company Common Stock.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has an agreement with Companhia Santomensed De Telecommunicacoes ("CST"), an affiliate of Blue Carol Enterprises Ltd. ("Blue Carol"), which currently holds 9% of the outstanding shares of Company Common Stock, for the purchase and sale of long distance services. Revenues generated from this affiliate amounted to approximately $1,501,000, 1,900,000, and 1,900,000 or 5%, 2% and 1% of the Company's total revenues for the years ended December 31, 1996, 1997 and 1998, respectively. Services provided to the Company by this affiliate amounted to approximately $663,000, $680,000 and $366,000 of the Company's costs of services for the years ended December 31, 1996, 1997 and 1998, respectively. The Company also has a lease agreement with an affiliate of Blue Carol, Companhia Portuguesa Radio Marconi, S.A. ("Marconi"), for rights to use undersea fiber optic cable under which the Company is obligated to pay Marconi $38,330 semi-annually for five years on a resale basis.

     The Company provided long distance services to EAA, Inc. ("EAA"), an affiliate owned by Ram Mukunda, the Company's President and Chief Executive Officer. Payments received by the Company from EAA amounted to approximately $262,000 for the year ended December 31, 1996. No services were provided in 1997 or 1998. Accounts receivable from EAA were $64,000 as of December 31, 1996. The Company believes that the services provided were on standard commercial terms, which are no less favorable than those available on an arms-length basis with an unaffiliated third party.

     The Company was indebted to Vijay and Usha Srinivas and Mrs. B.V. Mukunda under certain notes payable in the amounts of $46,000 and $100,000 respectively, which amounts were repaid in July 1997. Mr. and Mrs. Srinivas are the brother-in-law and sister, and Mrs. B.V. Mukunda is the mother, of Ram Mukunda, the Company's President and Chief Executive Officer. The interest rates on these notes ranged from 15% to 25%.

     In July 1997, the Company offered to exchange shares of its voting Common Stock for all of the issued and outstanding shares of its non-voting common stock, or alternatively, to repurchase such shares of non-voting common stock for cash. In connection therewith, Mr. Mukunda exchanged 17,175 shares of non-voting stock for an equal number of shares of voting Common Stock.

       During the second quarter of 1998, the Company made loans to certain of its employees including executive officers. These loans were all made on substantially the same terms, including interest rates. In this regard, the Company advanced an aggregate of $1,488,238 to the employees, including $400,000 to the Company's Chief Executive Officer, Ram Mukunda, and $550,000 to the Company's Chief Financial Officer, Prabhav V. Maniyar. The Company made a loan to Mr. Mukunda in connection with the payment of taxes and certain other obligations. Mr. Maniyar's loan was granted in connection with his exercise of certain outstanding options to purchase Company Common Stock and the payments of taxes related thereto. Both loans bear interest at a rate of 7.87 % per year. For Mr. Mukunda, principal and interest on the loan are due December 31, 1999 and may not be pre-paid. For Mr. Maniyar, principal and interest on the loan are due June 30, 1999 and may not be pre-paid.

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

April 30, 1999