Form 10-Q
period 1999-03-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1999-05-17
CIK 1043310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-23087

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                                             SHARES OUTSTANDING
                  TITLE OF EACH CLASS:                                       AS OF MAY 7, 1999
--------------------------------------------------------  --------------------------------------------------------
        Common Stock, par value $0.01 per share                                  9,390,215

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                     INDEX

PART I.               FINANCIAL INFORMATION (UNAUDITED)

           Item 1...  Financial Statements

                      Condensed Consolidated Statements of Operations for the three months
                        ended March 31, 1999 and 1998......................................          2

                      Condensed Consolidated Balance Sheets as of March 31, 1999 and
                        December 31, 1998..................................................          3

                      Condensed Consolidated Statements of Cash Flows for the three months
                        Ended March 31, 1999 and 1998......................................          4

                      Notes to Condensed Consolidated Financial Statements.................          5

           Item 2...  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................          8

           Item 3...  Quantitative and Qualitative Disclosures about Market Risk...........         15

PART II.              OTHER INFORMATION AND SIGNATURE......................................         16

                         PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        ---------------------
                                                                           1999       1998
                                                                        ----------  ---------

Net revenues..........................................................  $   57,714  $  29,891

Cost of services......................................................      52,659     25,655
                                                                        ----------  ---------

  Gross margin........................................................       5,055      4,236

General and administrative expenses...................................       9,725      2,691

Selling and marketing expenses........................................       4,128        648

Depreciation and amortization.........................................       1,375        184
                                                                        ----------  ---------

Income (loss) from operations.........................................     (10,173)       713

Interest expense......................................................      (5,199)      (153)

Interest income.......................................................       1,647        359

Equity in loss from affiliates........................................        (102)        --
                                                                        ----------  ---------

Income (loss) before income taxes.....................................     (13,827)       919

Income tax provision..................................................          --        (20)
                                                                        ----------  ---------

Net income (loss).....................................................  $  (13,827) $     899
                                                                        ----------  ---------
                                                                        ----------  ---------

Basic earnings (loss) per common share................................  $    (1.51) $    0.10
                                                                        ----------  ---------
                                                                        ----------  ---------

Diluted earnings (loss) per common share..............................  $    (1.51) $    0.10
                                                                        ----------  ---------
                                                                        ----------  ---------

  The accompanying notes are an integral part of these condensed consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
                                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents.............................................................   $  59,451    $   81,456
Accounts receivable, net of allowance for doubtful accounts of $2,698
  and $2,659, respectively............................................................      38,938        40,370
Accounts receivable, related party....................................................         503           684
Other current assets..................................................................       6,514         3,916
                                                                                        -----------  ------------
    Total current assets..............................................................     105,406       126,426
Property and equipment, net of accumulated depreciation and amortization of $4,811 and
  $3,493, respectively................................................................      53,038        43,525
Restricted cash and pledged securities................................................      44,352        44,336
Intangibles, net and other long term assets...........................................      27,943        11,695
                                                                                        -----------  ------------
                                                                                         $ 230,739    $  225,982
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable......................................................................   $  42,154    $   36,273
Accrued expenses......................................................................      13,980         6,845
Vendor financing......................................................................       1,509         1,476
Capital lease obligations.............................................................         365           402
Note payable to individuals and other.................................................          16            16
                                                                                        -----------  ------------
    Total current liabilities.........................................................      58,024        45,012

Senior notes..........................................................................     158,075       158,022
Vendor financing, net of current portion..............................................       7,343         7,409
Minority interest.....................................................................       1,684            --
Capital lease obligations, net of current portion.....................................          --            59
                                                                                        -----------  ------------
    Total liabilities.................................................................     225,126       210,502
                                                                                        -----------  ------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 40,000,000 and 20,000,000 shares authorized, 9,390,215
  and 8,964,815 shares issued and outstanding, respectively...........................          94            90
Additional paid-in capital............................................................      43,575        39,632
Unearned compensation.................................................................        (177)         (190)
Accumulated deficit...................................................................     (37,879)      (24,052)
                                                                                        -----------  ------------
    Total stockholders' equity........................................................       5,613        15,480
                                                                                        -----------  ------------
                                                                                         $ 230,739    $  225,982
                                                                                        -----------  ------------
                                                                                        -----------  ------------

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                            ---------------------
                                                                                               1999       1998
                                                                                            ----------  ---------
OPERATING ACTIVITIES:
Net income (loss).........................................................................  $  (13,827) $     899
Adjustments to net income (loss):
  Depreciation and amortization...........................................................       1,375        184
  Amortization of deferred debt financing costs and debt discounts........................         178        120
  Other non-cash adjustments..............................................................          28         13
Changes in operating assets and liabilities, net of acquisition costs:
  Accounts receivable, net................................................................       3,045     (3,327)
  Accounts receivable, related party......................................................         181       (568)
  Accounts payable........................................................................       8,433      2,958
  Accrued expenses........................................................................       6,900       (695)
  Other...................................................................................      (3,584)       941
                                                                                            ----------  ---------
    Net cash provided by operating activities.............................................       2,729        525
                                                                                            ----------  ---------
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired........................................................     (14,336)        --
Purchases of property and equipment.......................................................     (10,269)    (2,741)
                                                                                            ----------  ---------
    Net cash used in investing activities.................................................     (24,605)    (2,741)
                                                                                            ----------  ---------
FINANCING ACTIVITIES:
Proceeds from vendor financing............................................................         324         --
Scheduled repayments of vendor financing..................................................        (357)        --
Repayments under capital lease obligations................................................         (96)       (90)
Net proceeds from issuance of common shares...............................................          --        259
                                                                                            ----------  ---------
    Net cash provided by (used in) financing activities...................................        (129)       169
                                                                                            ----------  ---------
DECREASE IN CASH AND CASH EQUIVALENTS.....................................................     (22,005)    (2,047)
CASH AND CASH EQUIVALENTS, beginning of year..............................................      81,456     26,114
                                                                                            ----------  ---------
CASH AND CASH EQUIVALENTS, end of year....................................................  $   59,451  $  24,067
                                                                                            ----------  ---------
                                                                                            ----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid.............................................................................  $      221  $      32
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equipment acquired under capital lease....................................................  $       --  $      84
The Company acquired a 64.6% ownership interest in Phone Systems and
Network, Inc. In conjunction with the acquisition, liabilities were assumed as follows:
  Fair value of assets acquired, including direct acquisition costs.......................      10,840         --
  Cash paid for assets....................................................................      (4,057)        --
  Accrued acquisition costs...............................................................        (990)
  Liabilities assumed including minority interest.........................................       1,845         --
  Stock issued in connection with acquisition.............................................       3,948         --

  The accompanying notes are an integral part of these condensed consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL.

    The accompanying condensed consolidated financial statements of Startec Global Communications Corporation and subsidiaries (the "Company" or "Startec") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results that may be expected for the entire year.

    The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. Many of the Company's competitors are significantly larger and have substantially greater resources than the Company. If the Company's competitors were to devote significant additional resources to the provision of international long-distance services to the Company's target customer base, the Company's business, financial condition, and results of operations could be materially adversely affected.

    The Company has devoted substantial resources to the buildout of its network and the development and expansion of its marketing programs. As a result, the Company has experienced operating losses and negative cash flows from operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the continued buildout of its network and growth of its customer base are substantial. The Company intends to fund its operational and capital requirements in 1999 using cash on hand and its available credit facilities. However, there can be no assurance that the Company will not need additional external financing sooner than currently anticipated, or that such financing would be available on terms management finds acceptable or at all. In the event that the Company is unable to obtain such additional financing, it will be required to limit or curtail its expansion plans.

2. REORGANIZATION.

    In 1998, the Company's board of directors and stockholders approved a reorganization pursuant to which the Company's corporate structure would be realigned to that of a publicly traded Delaware holding company ("Reorganization"). In March 1999, pursuant to the reorganization plan, all of the Company's assets were transferred into a Delaware subsidiary company ("New Parent"), with a subsequent transfer of those assets to multiple subsidiaries of the New Parent. The Company was then merged with and into the New Parent with the New Parent then assuming the Company's name. The merger did not impact the condensed consolidated financial statements of the Company.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. EARNINGS (LOSS) PER SHARE.

    SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following as of March 31, 1999 and 1998 (in thousands):

                                                                                      1999       1998
                                                                                    ---------  ---------
Weighted average common shares outstanding-basic..................................      9,144      8,909
Stock option and warrant equivalents..............................................         --        456
                                                                                    ---------  ---------
Weighted average common and equivalent shares outstanding--diluted................      9,144      9,365
                                                                                    ---------  ---------
                                                                                    ---------  ---------

    Options and warrants to purchase approximately 1,380,000 shares of common stock were excluded from the computation of diluted loss per share in 1999 because inclusion of these options would have an anti-dilutive effect on loss per share.

4. ACQUISITIONS.

    In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of the Company's Common Stock. Total consideration amounted to approximately $9 million, including acquisition costs. The Company recognized approximately $12.5 million in intangibles and other long term assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France. The Company acquired an additional 18% ownership interest through a tender offer as of May 7, 1999 for a total ownership interest of approximately 83%.

    The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation to goodwill. The purchase price allocation has been completed on a preliminary basis and is subject to adjustment should new or additional facts about the business become known. The Company has accounted for the acquisition using the purchase method. Accordingly, the results of operations of the company is included in the accompanying condensed consolidated statements of operations of the Company, as of the date of acquisition.

    In February 1999, the Company acquired a 20% equity ownership interest in BCH Holdings, Inc. ("BCH") with operations in Poland, for approximately $1.2 million. Concurrent with the acquisition, Startec received a $2.5 million note payable from BCH convertible at Startec's option into common shares equivalent to an additional 28% fully diluted ownership interest of BCH. BCH is a reseller of international voice and a licensed internet service provider in Poland. The investment in BCH and the note payable from BCH are included in intangibles and other long-term assets in the accompanying condensed consolidated balance sheet.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. OPERATING SEGMENTS AND SIGNIFICANT CUSTOMERS AND SUPPLIERS.

    The Company classifies its operations into one industry segment: long distance telecommunications services. Substantially all of the Company's revenues for each period presented were derived from calls originated within the United States and terminated outside the United States.

    A significant portion of the Company's net revenues is derived from a limited number of customers. During the first three months of 1999 and 1998, the Company's five largest carrier customers accounted for approximately 46 percent and 47 percent of net revenues, respectively. The Company's agreements and arrangements with its carrier customers generally may be terminated on short notice without penalty.

    A significant portion of the Company's cost of services is purchased from a limited number of suppliers. During the first three months of 1999 and 1998, the Company's five largest vendors accounted for approximately 29 percent and 44 percent of cost of sales, respectively.

6. ASCEND FINANCING FACILITY.

    In May 1999, the Company entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capitalized lease structure. The Ascend Facility bears interest at 8.5% per annum. Under the terms of the Ascend Facility, the Company is subject to certain financial and operational limitations.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially form those projected in the forward-looking statements contained in this report as a result of certain factors including, but not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    The Company is a rapidly growing, facilities based international long distance telecommunications service provider. The Company markets its services to select ethnic residential communities in the United States and Europe and to leading international long distance carriers. The Company's quarterly revenues have increased from $29.9 million for the three months ended March 31, 1998 to $57.7 million for the three months ended March 31, 1999. The Company reported a net loss for the three months ended March 31, 1999 of $13.8 million, or $1.51 per diluted common share compared to net income of approximately $899,000, or $0.10 per diluted common share in the three months ended March 31, 1998. The number of the Company's residential customers increased from approximately 84,000 customers as of March 31, 1998 to approximately 131,000 customers as of March 31, 1999.

    The Company intends to expand its service offerings to ethnic communities by: (i) deploying ATM/IP telephony on its network; (ii) creating virtual communities on its Web site, which will offer in-language content and other value-added services; (iii) offering Internet Access to residential customers in the U.S.; and (iv) providing co-location and Web hosting facilities at its main international gateway sites in New York, Los Angeles and Miami.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.

                                                                       FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                       --------------------
                                                                         1999       1998
                                                                       ---------  ---------
Net revenues.........................................................      100.0%     100.0%
Cost of services.....................................................       91.2       85.8
                                                                       ---------  ---------
  Gross margin.......................................................        8.8       14.2
General and administrative expenses..................................       16.9        9.0
Selling and marketing expenses.......................................        7.1        2.2
Depreciation and amortization........................................        2.4        0.6
                                                                       ---------  ---------
Income (loss) from operations........................................      (17.6)       2.4
Interest expense.....................................................       (9.0)      (0.5)
Interest income......................................................        2.8        1.2
Equity in loss from affiliates.......................................       (0.2)        --
                                                                       ---------  ---------
Income (loss) before taxes...........................................      (24.0)       3.1
Income tax provision.................................................         --       (0.1)
                                                                       ---------  ---------
Net income (loss)....................................................      (24.0)%       3.0%
                                                                       ---------  ---------
                                                                       ---------  ---------

THREE MONTH PERIOD ENDED MARCH 31,1999 COMPARED TO THREE MONTH PERIOD ENDED
  MARCH 31, 1998

    NET REVENUES. Net revenues, consolidated to include the effect of the acquisitions for the three months ended March 31, 1999, increased $27.8 million, or 93.1%, to $57.7 million from $29.9 million for the three months ended March 31, 1998. Residential revenue increased by $5.2 million or 46%, to $16.4 million for the three months ended March 31, 1999, from $11.2 million for the same period in 1998. The increase in residential revenue was due to an increase in residential customers to approximately 131,000 at March 31, 1999 from approximately 84,000 at March 31, 1998 and growth in new markets. Carrier revenues for the three month period ended March 31, 1999 increased $22.6 million, or 120.9%, to $41.3 million from $18.7 million for the three months ended March 31, 1998. The increase in carrier revenues is due to the Company's strategy to optimize its capacity on its facilities, which has resulted in increased sales to new and existing carrier customers.

    GROSS MARGIN. Gross margin increased $819,000 to $5.1 million for the three months ended March 31, 1999 from $4.2 million for the three months ended March 31, 1998. Gross margin as a percentage of net revenues decreased to 8.8% for the three months ended March 31, 1999 from 14.2% for the three months ended March 31, 1998. Gross margin was impacted by the implementation of 17 new operating agreements over the last two quarters and additional transport costs associated with bringing up the European facilities. Operating agreements initially carry traffic in only one direction, resulting in higher termination costs. Typically, the Company will receive traffic from the signatories of these operating agreements two quarters after initial implementation.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1999 increased 262% to $9.7 million from $2.7 million for the three months ended March 31, 1998. As a percentage of net revenues, general and administrative expenses increased to 16.9% from 9% over the same period in 1998. The increase was primarily due to an increase in personnel to 564 at

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

March 31, 1999 from 177 employees at March 31, 1998 as a result of the Company's continued worldwide development and expansion as well as pre-operating costs associated with start-up operations in Europe and the Company's implementation of its ISP and data services strategy.

    SELLING AND MARKETING. Selling and marketing expenses for the three months ended March 31, 1999 increased to $4.1 million from approximately $648,000 for the three months ended March 31, 1998. As a percentage of net revenues, selling and marketing expenses increased to 7.1% from 2.2% in the respective periods. The increase is primarily due to the Company's efforts to attract new customers and retain existing customers. The Company also began sales and marketing efforts related to operations in Europe and the implementation of the Company's ISP and data services strategy.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three months ended March 31, 1999 increased to $1.4 million from approximately $184,000 for the three months ended March 31, 1998, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

    INTEREST EXPENSE. Interest expense for the period ended March 31, 1999 increased to $5.2 million from approximately $153,000 for the three months ended March 31, 1998, as a result of an offering of Senior Notes and Warrants ("Senior Notes and Warrants Offering") consummated in May 1998, the proceeds of which are being used to fund expansion and working capital needs.

    INTEREST INCOME. Interest income for the period ended March 31, 1999 increased to $1.6 million from approximately $359,000 for the three months ended March 31, 1998. The increase is primarily due to the net proceeds from the Senior Notes and Warrants Offering consummated in May 1998.

    NET INCOME (LOSS). Net loss for the three months ended March 31, 1999 was $13.8 million or $1.51 per diluted common share compared to net income of approximately $899,000 or $0.10 per diluted common share for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company reported a decrease in cash and cash equivalents of $22 million during the three months ended March 31, 1999. This decrease is primarily due to expanding capital and operating requirements including the acquisition of a 64% ownership interest of Phone Systems and Network, Inc. ("PSN") of France in February, 1999, the acquisition of a 20% equity ownership interest in BCH Holding Company, Inc. in February, 1999, a deposit for an outstanding tender offer for PSN common shares and a payment towards the purchase of Global GmbH of Germany. Cash flow from operations increased $2.2 million to $2.7 million principally due to changes in operating accounts predominately increases in accounts payable and accrued expenses.

    As a result of completing the Senior Notes and Warrants Offering in 1998 and the Company's expansion, the Company expects that it will incur negative EBITDA and significant operating and net losses on an annual basis for the next several years, as it incurs additional costs associated with the development and expansion of its marketing programs and its entry into new markets, the introduction of new telecommunications services, and as a result of the interest expense associated with its financing activities. Approximately $52 million of the net proceeds of the Senior Notes was used to purchase certain pledged securities, which will assure holders of the Senior Notes that they will receive all scheduled cash interest payments through November 2001. The Company may be required to obtain additional financing in order to pay interest in the Senior Notes after November 2001 and to repay the Senior Notes at their maturity. Pledged securities totaled $44.4 million at March 31, 1999.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    During 1998, the Company advanced an aggregate of approximately $1.4 million to certain of its employees and officers. The secured loans bear interest at a rate of 7.87% per year, and are due and payable on December 31, 1999. The loans are included in other current assets in the accompanying condensed consolidated balance sheets.

    Cash used in investing activities was $24.6 million in the first quarter of 1999 compared to $2.7 million in the same period in 1998. Cash used in investing activities through the first quarter of 1999 includes capital expenditures of $10.3 million relating to the continued expansion of the Company's network including the completion of the installation of a new Nortel GSP international gateway switch and Internet Protocol gateway in Miami, Florida.

    In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of the Company's Common Stock. Total consideration amounted to approximately $9 million, including acquisition costs. The Company recognized approximately $12.5 million in intangibles and other long-term assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France. The Company acquired an additional 18% ownership interest through a tender offer as of May 7, 1999 for a total ownership interest of approximately 83%.

    In February 1999, the Company acquired a 20% equity ownership interest in BCH Holding Company, Inc. ("BCH") with operations in Poland, for approximately $1.2 million. Concurrent with the acquisition, Startec received a $2.5 million note payable from BCH convertible at Startec's option into common shares equivalent to an additional 28% fully diluted ownership interest of BCH. BCH is a reseller of international voice and a licensed internet service provider in Poland. The investment in BCH and the note payable from BCH are included in intangibles and other long-term assets in the accompanying condensed consolidated balance sheets.

    In February 1999, the Company agreed to purchase capacity on fiber optic cable from New York to Los Angeles for $2.9 million. The Company prepaid $724,000 of the purchase price to secure the transaction.

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

    The Company currently owns capacity on 13 undersea fiber optic cables, located in the Atlantic, Pacific and Indian Oceans, through Indefeasible Rights of Usage ("IRUs") and through signatory ownership. Securing ownership interests in cable systems allows the Company to manage transmission capacity as well as transmission costs. Additionally, the Company has signed a total of 45 operating agreements in 39 countries. Approximately 27 of these agreements have been implemented. International operating agreements increase the Company's flexibility for terminating international calls by providing it with multiple termination routes.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

    Cash used in financing activities was approximately $129,000 for the first quarter of 1999 compared to cash provided by financing activities of approximately $169,000 in the first quarter of 1998. Cash used in financing activities primarily relates to the scheduled repayments of vendor financing and capital leases partially offset by a vendor financing draw.

    In April 1999, the Company entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. The Ascend Facility bears interest at 8.5% per annum.

    Under the terms of the Ascend Facility, the Company is subject to certain financial and operational covenants, including but not limited to restrictions on the Company's ability to pay dividends and level of indebtedness.

    In December 1998, Startec entered into a credit facility for up to $35 million with NTFC Capital Corporation ("NTFC Facility"), a financing arm of GE Capital. The line of credit is flexible and may be used to finance switches, associated telecommunications equipment, undersea fiber optic cables, and the expansion of facilities in the Company's targeted marketing areas. Each borrowing under the NTFC Facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus the Rate Adjustment (as defined in the agreement). Individual borrowings under the NTFC Facility are amortized over 60 months from the date of advance with a final maturity of all outstanding amounts of January 2004. As of March 31, 1999, approximately $8.9 million bearing interest at 8.91% was outstanding. Principal and interest payments of approximately $190,000 are due monthly in arrears.

    In May 1998, the Company issued $160 million of 12% Senior Notes yielding net proceeds of approximately $155 million, of which approximately $52.4 million was used to purchase securities which are pledged and restricted for use as the first six interest payments due on the Senior Notes. As part of the offering, the Company issued warrants to purchase 200,226 shares of common stock. The warrants are exercisable subsequent to November 1998 at an exercise price of $24.20 per share. The Company intends to apply approximately $102 million to fund capital expenditures through the end of the first quarter of 2000 to expand and develop the Company's network, including the purchase and installation of switches and related network equipment (including software and hardware upgrades for current equipment), the acquisition of fiber optic cable facilities, and investments in and the acquisition of satellite earth stations. The Senior Notes are unsecured and require semi-annual interest payments which began in November 1998.

    The implementation of the Company's strategic plan, including the development and expansion of its network facilities, expansion of its marketing programs, and funding of operating losses and working capital needs, will require significant investment. The Company expects that the net proceeds of the Senior Notes and Warrants Offering and the vendor financing agreements together with cash on hand and cash flow from operations, will provide the Company with sufficient capital to fund currently planned capital expenditures and anticipated operating losses through early 2000. There can be no assurance that the Company will not need additional financing sooner than currently anticipated. The need for additional financing depends on a variety of factors, including the rate and extent of the Company's expansion and new markets, the cost of an investment in additional switching and transmission facilities and ownership rights in fiber optic cable, the incurrence of costs to support the introduction of additional or enhanced services, and increased sales and marketing expenses. In addition, the Company may need additional financing to fund unanticipated working capital needs or to take advantage of unanticipated business opportunities, including acquisitions, investments or strategic alliances. The amount of the Company's actual future capital requirements also will depend upon many factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. In the event that the

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Company's plans or assumptions change or prove to be inaccurate or the Company's capital resources prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional financing or to sell assets, to the extent permitted by the terms of the Senior Notes.

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

    YEAR 2000 COMPLIANCE

    Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" issue). A number of the Company's technology systems are affected by the Y2K issue. To ensure that the Company will be Y2K compliant before the new millennium, the Company formed a Y2K compliance team in the fourth quarter of 1997 and allocated corporate resources to determine the extent which the Y2K issue affected the Company and to formulate a Y2K compliance plan. Since then, the Company has been reviewing its embedded technology and infrastructure equipment, as well as non-embedded technology equipment to identify those that contain two-digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Y2K compliance. In addition, the Company is actively working with its suppliers, vendors and customers to assess their compliance and remediation efforts and the Company's exposure to Y2K problems that may be caused by the failure of such suppliers, vendors and customers to becomeY2K compliant in a timely manner. The Company is proceeding on a schedule which it believes will allow it to be Y2K compliant by the end of the third quarter of 1999.

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

    EMBEDDED TECHNOLOGY AND INFRASTRUCTURE EQUIPMENT. The embedded technology and infrastructure equipment area of concern consists primarily of switches, POPs, fiber optic cables and various platforms. Much of this equipment is purchased from third party vendors and has been certified by the vendor to be Y2K compliant. The certified pieces of equipment, such as many of the switches need only to be individually tested by the vendor and/or the Company to ensure compliance. Much of the infrastructure equipment contains both embedded and non-embedded technology requiring duplicative efforts. Portions of this equipment, such as the Magellan platform, have had their non-embedded technology certified as compliant while the embedded technology is non-compliant. All embedded technology systems and

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES infrastructure equipment are scheduled to be Y2K compliant by the end of the third quarter of 1999. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company are Y2K compliant. However, there can be no assurance of the accuracy or completeness of any such representations made to the Company.

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

    THIRD PARTY SUPPLIERS. The Company is currently communicating with its critical suppliers, vendors and customers about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. The Company is also in the process of evaluating and prioritizing the environments in which the Company operates. Many of the Company's residential and commercial markets include areas of emerging economies where the Y2K compliance issue does not appear to be a priority. The Company plans to monitor progress made in these areas to mitigate any future exposure, however, the Company has limited, if any, control over the progress made by these third parties, and therefore, is unable to predict the potential effect on the Company's operations if the third parties in these foreign markets fail to address the Y2K issue. These evaluations will be followed by the development of contingency plans, commencing in the second quarter of 1999, with completion expected by the end of the third quarter of 1999.

    RISK AND CONTINGENCY PLAN. There are many risks associated with the Y2K issue, including the possibility of a failure of the Company's routing and compression equipment, computer, and non-information technology systems. Such failures could have a material adverse effect upon the Company and may cause systems malfunctions, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, the inability of the Company to manage its business as well as potentially losing customers and increasing risk associated with litigation. In addition, even if the Company successfully becomes Y2K compliant, it can be materially and adversely affected by failures of third parties to become Y2K compliant. The failure of third parties with which the Company has financial or operational relationships such as LECs, carriers, cable suppliers, billing agents, satellite facilities, equipment suppliers, financial institutions, payroll contractors, regulatory agencies and utility companies, to become Y2K compliant in a timely manner could result in material adverse effects on the Company's results of operations. The Company is currently working diligently to become Y2K compliant by the third quarter of 1999. However, there can be no assurance that the Company will be successful in taking corrective action in a timely manner. The Company has started to develop contingency plans with regard to

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES its key technology systems, although there can be no assurance that these contingency plans will successfully avoid a service disruption. The Company intends to document Y2K contingency plans as part of its Y2K risk mitigation efforts by the end of July 1999.

    COSTS. Total costs incurred up to March 31, 1999 specifically associated with becoming Y2K compliant have been less than $400,000. The total estimated specific costs of becoming Y2K compliant is estimated to be less than $1.5 million. These costs will be included in the Y2K compliance costs once the specific Y2K components can be identified and allocated. Costs associated with the identification and testing of third party compliance will also be included once such costs can be identified.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. The Company does not hold any financial instruments for trading purposes. The Company believes that its primary market risk exposure relates the effects that changes in interest rates have on its investments and those portions of its outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on the Company's investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased by the Company and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of the Company's long-term debt obligations (including the Senior Notes). As of March 31, 1999, the fair value of the Senior Notes was approximately $144 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $44.3 million. Changes in interest rates also affect the Company's borrowings under its vendor financing facility with NTFC, which provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment.

    The Company's foreign operations to date have not been material, and therefore any foreign exchange rate fluctuations relating to the Company's results of foreign operations have also not been material. The Company has not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Foreign exchange rate fluctuations exposure may increase in the future as the size and scope of the Company's foreign operations increases.

                          PART II.--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is from time to time the subject of, or involved in, legal proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    10.47 AC-1 Cable Network IRU Agreement between Teleglobe USA Inc. and the Company dated December 17, 1998.

    10.48 Backhaul and Access Connect Service Agreement between Cable & Wireless Communications Services Limited and the Company dated January 12, 1999.

    10.49 Sublease Agreement by and between Ceridian Corporation and the Company dated January 8, 1999.

    27.1  Financial Data Schedule

b.  Reports on Form 8-K:

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17(th) day of May, 1999.

                                STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                By:  /s/ PRABHAV V. MANIYAR
                                     -----------------------------------------
                                     Prabhav V. Maniyar
                                     Senior Vice President, Chief Financial
                                     Officer, Secretary and Director
                                     (Principal Financial and Accounting
                                     Officer)