Form 10-Q
period 1999-06-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1999-08-16
CIK 1043310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 1999


                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-23087


                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                             10411 MOTOR CITY DRIVE
                               BETHESDA, MD 20817
                                 (301) 365-8959



             DELAWARE                                  52-2099559
             --------                                  ----------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.




                                             SHARES OUTSTANDING
TITLE OF EACH CLASS:                        AS OF AUGUST 6, 1999
--------------------                        --------------------
COMMON STOCK, PAR VALUE                           9,434,705
   $0.01 PER SHARE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                      INDEX



PART I.        FINANCIAL INFORMATION (UNAUDITED)

      Item 1.       Financial Statements
                    Condensed Consolidated Statements of Operations for the three and six months
                      ended June 30, 1999 and 1998....................................................         2

                    Condensed Consolidated Balance Sheets as of June 30, 1999 and
                      December 31, 1998...............................................................         3

                    Condensed Consolidated Statements of Cash Flows for the six months
                      Ended June 30, 1999 and 1998....................................................         4

                    Notes to Condensed Consolidated Financial Statements..............................         5

      Item 2.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...........................................................         8

      Item 3.       Quantitative and Qualitative Disclosures about Market Risk........................        13


PART II.       OTHER INFORMATION AND SIGNATURE........................................................        14



                         PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                              FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                  ENDED JUNE 30,              ENDED JUNE 30,
                                           ---------------------------- ---------------------------
                                                1999          1998           1999           1998
                                           -------------  ------------- -------------- ------------
Net revenues ..........................     $  61,916      $  33,462      $ 119,630      $  63,353
Cost of services ......................        54,728         28,830        107,382         54,485
                                            ---------      ---------      ---------      ---------

     Gross margin .....................         7,188          4,632         12,248          8,868
General and administrative expenses ...        10,204          4,161         19,993          6,852
Selling and marketing expenses ........         3,020          1,113          7,176          1,761
Depreciation and amortization .........         1,863            524          3,238            708
                                            ---------      ---------      ---------      ---------
Loss from operations ..................        (7,899)        (1,166)       (18,159)          (453)
Interest expense ......................        (5,324)        (2,424)       (10,523)        (2,577)
Interest income .......................         1,305            943          2,952          1,302
Equity in loss from affiliates ........            (4)            --            (19)            --
                                            ---------      ---------      ---------      ---------

Loss before income taxes ..............       (11,922)        (2,647)       (25,749)        (1,728)
Income tax provision ..................            --            (10)            --            (30)
                                            ---------      ---------      ---------      ---------

Net loss ..............................     $ (11,922)     $  (2,657)     $ (25,749)     $  (1,758)
                                            ---------      ---------      ---------      ---------
                                            ---------      ---------      ---------      ---------

Basic and diluted loss per common share     $   (1.28)     $   (0.30)     $   (2.79)     $   (0.20)
                                            ---------      ---------      ---------      ---------
                                            ---------      ---------      ---------      ---------









              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1999             1998
                                                                                 --------------  ---------------
                                                                                   (unaudited)
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..................................................        $  56,051         $  81,456
Accounts receivable, net of allowance for doubtful accounts of $2,861
      and $2,659, respectively .............................................           47,857            40,370
Accounts receivable, related party .........................................              442               684
Other current assets .......................................................            6,947             3,916
                                                                                    ---------         ---------
      Total current assets .................................................          111,297           126,426

 Property and equipment, net of accumulated depreciation and amortization of
      $6,561 and $3,493, respectively ......................................           67,139            43,525
 Restricted cash and pledged securities ....................................           35,306            44,336
 Intangibles, net and other long term assets................................           25,872            11,695
                                                                                    ---------         ---------
                                                                                    $ 239,614         $ 225,982
                                                                                    ---------         ---------
                                                                                    ---------         ---------


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ...........................................................        $  47,090         $  36,273
Accrued expenses ...........................................................            9,839             6,845
Bank facility ..............................................................           13,223                --
Vendor financing ...........................................................            1,011             1,476
Capital lease obligations ..................................................              266               402
Note payable to individuals and other ......................................               16                16
                                                                                    ---------         ---------

           Total current liabilities .......................................           71,445            45,012

  Senior notes .............................................................          158,128           158,022
  Vendor financing, net of current portion .................................           16,234             7,409
  Minority interest ........................................................              363                --
  Capital lease obligations, net of current portion ........................               --                59
                                                                                    ---------         ---------
           Total liabilities ...............................................          246,170           210,502
                                                                                    ---------         ---------

STOCKHOLDERS' EQUITY(DEFICIT):
Common stock, $0.01 par value; 40,000,000 and 20,000,000 shares authorized,
      9,390,215 and 8,964,815 shares issued and outstanding, respectively ..               94                90
Additional paid-in capital .................................................           43,574            39,632
Unearned compensation ......................................................             (165)             (190)
Accumulated deficit ........................................................          (49,801)          (24,052)
Accumulated translation adjustment .........................................             (258)               --
                                                                                    ---------         ---------
           Total stockholders' equity(deficit) .............................           (6,556)           15,480
                                                                                    ---------         ---------
                                                                                    $ 239,614         $ 225,982
                                                                                    ---------         ---------
                                                                                    ---------         ---------




         The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                   FOR THE SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                            --------------------------------
                                                                                 1999              1998
                                                                            ---------------    -------------
        OPERATING ACTIVITIES:
Net loss .............................................................        $ (25,749)        $  (1,758)
Adjustments to net loss:
  Depreciation and amortization ......................................            3,238               693
  Amortization of deferred debt financing costs and debt
     discounts .......................................................              389               348
  Other non-cash adjustments .........................................             (293)               26
Changes in operating assets and liabilities, net of acquisition costs:
  Accounts receivable, net ...........................................           (5,879)           (6,313)
  Accounts receivable, related party .................................              242              (401)
  Accounts payable ...................................................           13,369             2,175
  Accrued expenses ...................................................            2,611             3,117
  Other ..............................................................           (4,141)             (231)
                                                                              ---------         ---------
     Net cash used in operating activities ...........................          (16,213)           (2,344)
                                                                              ---------         ---------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired ...................................          (13,057)               --
Purchases of property and equipment ..................................          (26,295)           (5,672)
                                                                              ---------         ---------
     Net cash used in investing activities ...........................          (39,352)           (5,672)
                                                                              ---------         ---------

FINANCING ACTIVITIES:
Proceeds from bank facility ..........................................           13,223                --
Proceeds from vendor financing .......................................            9,231                --
Proceeds from sale of pledged securities .............................            9,030                --
Proceeds from Senior Notes and Warrants Offering .....................             --             160,000
Scheduled repayments of vendor financing .............................             (871)               --
Repayments under capital lease obligations ...........................             (195)             (185)
Payment of debt financing costs ......................................             (258)           (5,637)
Investments in pledged securities ....................................               --           (52,417)
Net proceeds from issuance of common shares ..........................               --               262
                                                                              ---------         ---------
     Net cash provided by  financing activities ......................           30,160           102,023
                                                                              ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................          (25,405)           94,007
CASH AND CASH EQUIVALENTS, beginning of the period ...................           81,456            26,114
                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, end of the period .........................        $  56,051         $ 120,121
                                                                              ---------         ---------
                                                                              ---------         ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid ........................................................        $  10,139         $      63

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equipment acquired under capital lease ...............................        $    --           $      84
Note payable to individual, converted to common stock ................             --                  44

The Company acquired a 83% ownership interest in Phone Systems and
Network, Inc. In conjunction with the acquisition, liabilities were assumed as follows:
  Fair value of assets acquired, including direct acquisition costs ..           14,641                --
  Cash paid for assets ...............................................           (6,806)               --
  Accrued acquisition costs ..........................................             (250)
  Liabilities assumed including minority interest ....................            3,637                --
  Stock issued in connection with acquisition ........................            3,948                --




         The accompanying notes are an integral part of these condensed consolidated financial statements.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

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

     The Company has devoted substantial resources to the buildout of its network and the development and expansion of its marketing programs. As a result, the Company has experienced operating losses and negative cash flows from operations. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the continued buildout of its network and growth of its customer base are substantial. The Company intends to fund its operational and capital requirements until early 2001 using cash on hand and its available credit facilities. However, there can be no assurance that the Company will not need additional external financing sooner than currently anticipated, or that such financing would be available on terms management finds acceptable or at all. In the event that the Company is unable to obtain such additional financing, it will be required to limit or curtail its expansion plans.

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

3.   EARNINGS (LOSS) PER SHARE.
     SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following for the three and six months ending June 30, 1999 and 1998 (in thousands):

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                             FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                ENDED JUNE 30,             ENDED JUNE 30,
                                                              1999         1998          1999         1998
                                                           ----------   -----------   -----------  ----------
      Weighted average common shares outstanding-basic        9,390        8,942        9,222        8,926
      Stock option and warrant equivalents ...........         --           --           --           --
                                                              -----        -----        -----        -----
      Weighted average common and
           equivalent shares outstanding - diluted ...        9,390        8,942        9,222        8,926
                                                              -----        -----        -----        -----
                                                              -----        -----        -----        -----


     Options and warrants to purchase approximately 1,699,000 shares of common stock were excluded from the computation of diluted loss per share in 1999 because inclusion of these options would have an anti-dilutive effect on loss per share.

4.   ACQUISITIONS AND INVESTMENTS.
     In July 1999, the Company acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") for approximately $200,000 in cash and $790,000 in Startec common stock. Worldwide Group provides voice and data services to businesses and individuals in the Hong Kong, China region.

     In June 1999, the Company acquired a 15% ownership interest in SigmaNet Network Corporation ("SigmaNet") for approximately $500,000. SigmaNet provides Internet services under the name of IAOL including internet access and a web portal for the Asian Indian community.

     In May 1999, the Company entered into an agreement to acquire up to a 49% fully diluted ownership interest in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. The agreement, which became effective July 1999 upon approval by the government of India, provides for an investment of $1 million payable in equal installments of $500,000 in July 1999 and March 2000 and a $600,000 convertible loan. The loan, convertible into common shares of Dialnet in July 2002, extends available credit of $300,000 immediately and an additional $300,000 in March 2000. Per the agreement, the $1 million investment and additional $300,000 loan, are payable at the Company's option. As of June 30, 1999, approximately $250,000 is outstanding under the convertible loan. In July 1999, the Company invested $500,000 and provided an additional $50,000 under the convertible loan.

     In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of the Company's Common Stock. The Company acquired an additional 18.4% ownership interest in the second quarter of 1999 for a total ownership interest of approximately 83%. Total consideration amounted to approximately $11 million, including acquisition costs. The Company recognized approximately $8.3 million in intangibles and other long term assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France.

     The purchase price of PSN was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation to goodwill. The purchase price allocation has been completed on a preliminary basis and is subject to adjustment should new or additional facts about the business become known. The Company has accounted for the acquisition using the purchase method. Accordingly, the results of operations of the acquired company are included in the accompanying condensed consolidated statements of operations of the Company, as of the date of acquisition.

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

5.   OPERATING SEGMENTS AND SIGNIFICANT CUSTOMERS AND SUPPLIERS.
     The Company classifies its operations into one industry segment: long distance telecommunications services. Substantially all of the Company's revenues for each period presented were derived from calls originated within the United States and terminated outside the United States.
     A significant portion of the Company's net revenues is derived from a limited number of customers. For the six month period ended June 30, 1999 and 1998, the Company's five largest carrier customers accounted for approximately 50 percent and 53 percent of net revenues, respectively. The Company's agreements and arrangements with its carrier customers generally may be terminated on short notice without penalty.

     A significant portion of the Company's cost of services is purchased from a limited number of suppliers. For the six month period ended June 30, 1999 and 1998, the Company's five largest vendors accounted for approximately 31 percent and 41 percent of cost of sales, respectively.

6.   VENDOR AND BANK FINANCING.
     In July 1999, the Company entered into a three year vendor financing facility for up to $5 million with IBM Credit Corp ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. The IBM Facility bears interest at a variable rate during the term of the lease.

     In June 1999, the Company entered into a three year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility"), a subsidiary of First Union National Bank for up to $30 million. The CFC Facility, secured by trade accounts receivable may be used to finance equipment, undersea cables and the expansion of the Company's facilities. The CFC Facility bears interest at the prime rate effective on the date of borrowing. Principal and interest on the CFC Facility are repaid through collections from trade accounts receivable. There is an unused line fee equal to 1/4% per annum calculated upon the amount the maximum credit exceeds the average daily balance of borrowed amounts during the immediately preceding month payable monthly in arrears.

     In May 1999, the Company entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capitalized lease structure.

7.   COMPREHENSIVE INCOME
     The total of net loss and all other non-owner changes in equity consists of the following for the three and six months ending June 30, 1999 and 1998 (in thousands):


                                        For the Three Months     For the Six Months
                                           Ended June 30,           Ended June 30,
                                       ----------------------   ---------------------
                                          1999         1998        1999        1998
                                       ----------   ---------   ---------   ---------
Net loss ... ......................      (11,922)     (2,657)     (25,749)    (1,758)
Other comprehensive income:
Currency translation ..............         (258)         --         (258)        --
                                       ----------   ---------   ---------   ---------
Comprehensive net loss ............      (12,180)     (2,657)     (26,007)    (1,758)
                                       ----------   ---------   ---------   ---------
                                       ----------   ---------   ---------   ---------

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

OVERVIEW

     The Company is a rapidly growing, facilities based international long distance telecommunications service provider. The Company markets its services to select ethnic residential communities in North America, Europe, Asia and to leading international long distance carriers. The Company's quarterly revenues have increased from $33.5 million for the three months ended June 30, 1998 to $61.9 million for the three months ended June 30, 1999. The Company reported a net loss for the three months ended June 30, 1999 of $11.9 million, or $1.28 per diluted common share compared to a net loss of $2.7 million or $0.30 per diluted common share in the three months ended June 30, 1998. The number of the Company's residential customers increased from approximately 86,000 customers as of June 30, 1998 to approximately 200,000 customers as of June 30, 1999.

     The Company is expanding its service offerings to ethnic communities by:
(i) deploying ATM/IP telephony on its network; (ii) creating virtual communities on its Web site, which will offer in-language content and other value-added services; (iii) offering Internet Access to residential customers; and (iv) providing co-location and Web hosting facilities at its main international gateway sites.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.


                                        For the Three Months     For the Six Months
                                           Ended June 30,           Ended June 30,
                                       ----------------------   ---------------------
                                          1999         1998        1999        1998
                                       ----------   ---------   ---------   ---------
Net revenues ......................       100.0%      100.0%      100.0%      100.0%
Cost of services ..................        88.4        86.2        89.8        86.0
                                          -----       -----       -----       -----

   Gross margin ...................        11.6        13.8        10.2        14.0
General and administrative expenses        16.5        12.4        16.7        10.8
Selling and marketing expenses ....         4.9         3.3         6.0         2.8
Depreciation and amortization .....         3.0         1.6         2.7         1.1
                                          -----       -----       -----       -----

Loss from operations ..............       (12.8)       (3.5)      (15.2)       (0.7)
Interest expense ..................        (8.6)       (7.2)       (8.8)       (4.1)
Interest income ...................         2.1         2.8         2.5         2.1
Equity in loss from affiliates ....         --          --          --          --
                                          -----       -----       -----       -----
Loss before taxes .................       (19.3)       (7.9)      (21.5)       (2.7)
Income tax provision ..............         --          --          --         (0.1)
                                          -----       -----       -----       -----
Net loss ..........................       (19.3)%      (7.9)%     (21.5)%      (2.8)%
                                          -----       -----       -----       -----
                                          -----       -----       -----       -----

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTH PERIOD ENDED JUNE 30, 1998


     NET REVENUES. Net revenues, consolidated to include the effect of acquisitions for the three months ended June 30, 1999 increased $28.4 million, or 85%, to $61.9 million from $33.5 million for the three months ended June 30, 1998. Net revenues for the six months ended June 30, 1999 increased $56.2 million, or 89%, to $119.6 million from $63.4 million over the same period in 1998. Residential revenue increased by $5.1 million or 39%, to $18.1 million for the three months ended June 30, 1999, from $13 million for the same period in 1998. Residential revenue increased $10.3 million or 43%, to $34.5 million for the year to date 1999. The increase in residential revenue was due to an increase in residential customers to approximately 200,000 at June 30, 1999 from approximately 86,000 at June 30, 1998 due to growth in new and existing markets. Carrier revenues for the three month period ended June 30, 1999 increased $23.4 million, or 114%, to $43.8 million from $20.5 million for the three months ended June 30, 1998. For the six month period ended June 30, 1999, carrier revenues increased $46 million or 117%, to $85.1 million. The increase in carrier revenues is due to the Company's strategy to optimize its capacity on its facilities, which has resulted in increased sales to new and existing carrier customers.

     GROSS MARGIN. Gross margin increased $2.6 million to $7.2 million for the three months ended June 30, 1999 from $4.6 million for the three months ended June 30, 1998. Gross margin for the first half of 1999 increased $3.3 million to $12.2 million from $8.9 million in the first half of 1998. Gross margin as a percentage of net revenues decreased to 11.6% and 10.2% for the three and six months ended June 30, 1999 from 13.8% and 14% for the three and six months ended June 30, 1998, respectively. Gross margin was impacted by the implementation of new operating agreements over the last two to four quarters and additional transport costs associated with bringing up the European facilities. Operating agreements initially carry traffic in only one direction, resulting in higher termination costs. Typically, the Company will receive traffic from the signatories of these operating agreements two quarters after initial implementation.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1999 increased 145% to $10.2 million from $4.2 million for the three months ended June 30, 1998. Year to date general and administrative expenses increased 192% to $20 million from $6.9 million over the same period in 1998. As a percentage of net revenues, general and administrative expenses for the three and six months ended June 30, 1999 increased to 16.5% and 16.7% from 12.4% and 10.8% over the same period in 1998, respectively. The increase was primarily due to an increase in personnel to 701 at June 30, 1999 from 266 employees at June 30, 1998 as a result of the Company's continued worldwide development and expansion as well as pre-operating costs associated with startup operations in Europe and the Company's implementation of its ISP strategy.

     SELLING AND MARKETING. Selling and marketing expenses for the three and six months ended June 30, 1999 increased to $3 million and $7.2 million from approximately $1.1 and $1.8 million for the three and six months ended June 30, 1998, respectively. As a percentage of net revenues, selling and marketing expenses for the three and six month ended June 30, 1999 increased to 4.9% and 6% from 3.3% and 2.8% for the three and six months ended June 30, 1998, respectively. The increase is primarily due to the Company's efforts to attract new customers and retain existing customers. Additionally, the Company has also began sales and marketing efforts related to both the operations in Europe and the implementation of the Company's ISP strategy.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three and six months ended June 30, 1999 increased to $1.9 million and $3.2 million from approximately $524,000 and $708,000 for the three and six months ended June 30, 1998, respectively, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.


     INTEREST EXPENSE. Interest expense for the three and six month period ended June 30, 1999 increased to $5.3 million and $10.5 million from approximately $2.4 million and $2.6 million for the three and six months ended June 30, 1998, respectively, as a result of an offering of Senior Notes and Warrants ("Senior Notes and Warrants Offering") consummated in May 1998, and several bank and vendor financing agreements entered into during 1999.

     INTEREST INCOME. Interest income for the three and six month period ended June 30, 1999 increased to $1.3 million and $3 million from approximately $943,000 and $1.3 million for the three and six months ended June 30, 1998, respectively. The increase is primarily due to the investment of the net proceeds from the Senior Notes and Warrants Offering consummated in May 1998.

     NET LOSS. Net loss for the three months ended June 30, 1999 was $11.9 million or $1.28 per diluted common share compared to a net loss of approximately $2.7 million or $0.30 per diluted common share for the three months ended June 30, 1998. Year to date net loss was $25.7 million or $2.79 per diluted common share compared to $1.8 million or $0.20 per diluted share over the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES


     The Company reported a decrease in cash and cash equivalents of $25.4 million during the six months ended June 30, 1999. This decrease is primarily due to expanding capital and operating requirements including the acquisition of a 83% ownership interest of

Phone Systems and Network, Inc. ("PSN") of France in February, 1999, the acquisition of a 20% equity ownership interest in BCH Holding Company, Inc. in February, 1999, and a payment towards the purchase of Global GmbH of Germany. Cash used in operations increased $13.9 million to $16.2 million principally due to cash requirements for the expansion of operations partially offset by changes in operating accounts.

     As a result of completing the Senior Notes and Warrants Offering in 1998 and the Company's expansion, the Company expects that it will incur negative EBITDA and significant operating and net losses on an annual basis for the next several years, as it incurs additional costs associated with the development and expansion of its marketing programs and its entry into new markets, the introduction of new telecommunications services, and as a result of the interest expense associated with its financing activities. Approximately $52 million of the net proceeds of the Senior Notes was used to purchase certain pledged securities, which will assure holders of the Senior Notes that they will receive all scheduled cash interest payments through November 2001. The Company may be required to obtain additional financing in order to pay interest in the Senior Notes after November 2001 and to repay the Senior Notes at their maturity. Pledged securities totaled $35.3 million at June 30, 1999.


     During 1998, the Company advanced an aggregate of approximately $1.4 million to certain of its employees and officers. The secured loans bear interest at a rate of 7.87% per year, and are due and payable on December 31, 1999. The loans are included in other current assets in the accompanying condensed consolidated balance sheets.

     Cash used in investing activities was $39.4 million in the first half of 1999 compared to $5.7 million in the same period in 1998. Cash used in investing activities through the second quarter of 1999 includes capital expenditures of $13.1 million relating to the continued expansion of the Company's network including the completion of the installation of a new Nortel GSP international gateway switch and Internet Protocol gateway in Miami, Florida and the purchase of fiber optic cables and Indefeasible Rights of Usage ("IRUs").

     In July 1999, the Company acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") for approximately $200,000 in cash and $790,000 in Startec common stock. Worldwide Group provides voice and data services to businesses and individuals in the Hong Kong, China region.

     In June 1999, the Company acquired a 15% ownership interest in SigmaNet Network Corporation ("SigmaNet") for approximately $500,000. SigmaNet provides Internet services under the name of IAOL including internet access and a web portal for the Asian Indian community.

     In May 1999, the Company entered into an agreement to acquire up to a 49% fully diluted ownership interest in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. The agreement, which became effective July 1999 upon approval by the government of India provides for an investment of $1 million payable in equal installments of $500,000 in July 1999 and March 2000 and a $600,000 convertible loan. The loan, convertible into common shares of Dialnet in July 2002, extends available credit of $300,000 immediately and an additional $300,000 in March 2000. Per the agreement, the $1 million investment and additional $300,000 loan, are payable at the Company's option. As of June 30, 1999, approximately $250,000 is outstanding under the convertible loan. In July 1999, the Company invested $500,000 and provided an additional $50,000 under the convertible loan.

     In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of the Company's Common Stock. The Company acquired an additional 18.4% ownership interest through a tender offer for a total ownership interest of approximately 83%. Total consideration amounted to approximately $11 million, including acquisition costs. The Company recognized approximately $8.3 million in intangibles and other long term assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France.

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

     The Company currently owns capacity on 13 undersea fiber optic cables, located in the Atlantic, Pacific and Indian Oceans, through IRUs and through signatory ownership. The Company also purchased capacity on fiber optic cable from New York to Los Angeles in the first half of 1999 for $2.8 million. Securing ownership interests in cable systems allows the Company to manage transmission capacity as well as transmission costs. Additionally, the Company has signed a total of 50 international operating agreements. Approximately 30 of these agreements have been implemented. International operating agreements increase the Company's flexibility for terminating international calls by providing it with multiple termination routes.

     Cash provided by financing activities was approximately $30.2 million for the first half of 1999 compared to approximately $102 million in the first half of 1998. Cash used in financing activities primarily relates to the scheduled repayments of vendor financing and capital leases partially offset by a vendor financing draw.

     In July 1999, the Company entered into a three year vendor financing facility for up to $5 million with IBM Credit Corp ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. The IBM Facility bears interest at a variable rate during the term of the lease.

     In June 1999, the Company entered into a three year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility"), a subsidiary of First Union Bank for up to $30 million. The CFC Facility, secured by trade accounts receivable may be used to finance equipment, undersea cables and the expansion of the Company's facilities. The CFC Facility bears interest at the prime rate effective on the date of borrowing. Principal and interest on the CFC Facility are repaid through collections from trade accounts receivable. There is an unused line fee equal to 1/4% per annum calculated upon the amount the maximum credit exceeds the average daily balance of borrowed amounts during the immediately preceding month payable monthly in arrears. As of June 30, 1999, approximately $13.2 million bearing interest at 7.5% was outstanding.


         In April 1999, the Company entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure.

     In December 1998, Startec entered into a credit facility for up to $35 million with NTFC Capital Corporation ("NTFC Facility"), a financing arm of GE Capital. The line of credit is flexible and may be used to finance switches, associated telecommunications equipment, undersea fiber optic cables, and the expansion of facilities in the Company's targeted marketing areas. Each borrowing under the NTFC Facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus the Rate Adjustment (as defined in the agreement). Individual borrowings under the NTFC Facility are amortized over 60 months from the date of advance with a final maturity of all outstanding amounts of January 2004. As of June 30, 1999, approximately $17.2 million was outstanding. Principal and interest payments of approximately $379,000 are due monthly in arrears.

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

     The implementation of the Company's strategic plan, including the development and expansion of its network facilities, expansion of its marketing programs, and funding of operating losses and working capital needs, will require significant investment. The Company expects that the net proceeds of the Senior Notes and Warrants Offering and the bank and vendor financing agreements together with cash on hand and cash flow from operations, will provide the Company with sufficient capital to fund currently planned capital expenditures and anticipated operating losses until early 2001. There can be no assurance that the Company will not need additional financing sooner than currently anticipated. The need for additional financing depends on a variety of factors, including the rate and extent of the Company's expansion and new markets, the cost of an investment in additional switching and transmission facilities and ownership rights in fiber optic cable, the incurrence of costs to support the introduction of additional or enhanced services, and increased sales and marketing expenses. In addition, the Company may need additional financing to fund unanticipated working capital needs or to take advantage of unanticipated business opportunities, including acquisitions, investments or strategic alliances. The amount of the Company's actual future capital requirements also will depend upon many factors that are not within the Company's control, including competitive conditions and regulatory or other government actions. In the event that the

Company's plans or assumptions change or prove to be inaccurate or the Company's capital resources prove to be insufficient to fund the Company's growth and operations, then some or all of the Company's development and expansion plans could be delayed or abandoned, or the Company may be required to seek additional financing or to sell assets, to the extent permitted by the terms of the Senior Notes.

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

     YEAR 2000 COMPLIANCE


     Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" issue). A number of the Company's technology systems are affected by the Y2K issue. To ensure that the Company will be Y2K compliant before the new millennium, the Company formed a Y2K compliance team in the fourth quarter of 1997 and allocated corporate resources to determine the extent which the Y2K issue affected the Company and to formulate a Y2K compliance plan. Since then, the Company has been reviewing its embedded technology and infrastructure equipment, as well as non-embedded technology equipment to identify those that contain two-digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Y2K compliance. In addition, the Company is actively working with its suppliers, vendors and customers to assess their compliance and remediation efforts and the Company's exposure to Y2K problems that may be caused by the failure of such suppliers, vendors and customers to become Y2K compliant in a timely manner. The Company is proceeding on a schedule which it believes will allow it to be Y2K compliant by the end of October 1999.

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

     EMBEDDED TECHNOLOGY AND INFRASTRUCTURE EQUIPMENT. The embedded technology and infrastructure equipment area of concern consists primarily of switches, POPs, fiber optic cables and various platforms. Much of this equipment is purchased from third party vendors and has been certified by the vendor to be Y2K compliant. The certified pieces of equipment, such as many of the switches need only to be individually tested by the vendor and/or the Company to ensure compliance. Much of the infrastructure equipment contains both embedded and non-embedded technology requiring duplicative efforts. Portions of this equipment, such as the Magellan platform, have had their non-embedded technology certified as compliant while the embedded technology is non-compliant. All embedded technology systems and infrastructure equipment are scheduled to be Y2K compliant by the end of the third quarter of 1999. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to represent and warrant that products sold or licensed to the Company are Y2K compliant. However, there can be no assurance of the accuracy or completeness of any such representations made to the Company.

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

     THIRD PARTY SUPPLIERS. The Company is currently communicating with its critical suppliers, vendors and customers about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been initiated. The Company is also in the process of evaluating and prioritizing the environments in which the Company operates. Many of the Company's residential and commercial markets include areas of emerging economies where the Y2K compliance issue does not appear to be a priority. The Company plans to monitor progress made in these areas to mitigate any future exposure, however, the Company has limited, if any, control over the progress made by these third parties, and therefore, is unable to predict the potential effect on the Company's operations if the third parties in these foreign markets fail to address the Y2K issue. These evaluations will be followed by the development of contingency plans, which commenced in the second quarter of 1999, with completion expected by October 1999.

     RISK AND CONTINGENCY PLAN. There are many risks associated with the Y2K issue, including the possibility of a failure of the Company's routing and compression equipment, computer, and non-information technology systems. Such failures could have a material adverse effect upon the Company and may cause systems malfunctions, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, the inability of the Company to manage its business as well as potentially losing customers and increasing risk associated with litigation. In addition, even if the Company successfully becomes Y2K compliant, it can be materially and adversely affected by failures of third parties to become Y2K compliant. The failure of third parties with which the Company has financial or operational relationships such as LECs, carriers, cable suppliers, billing agents, satellite facilities, equipment suppliers, financial institutions, payroll contractors, regulatory agencies and utility companies, to become Y2K compliant in a timely manner could result in material adverse effects on the Company's results of operations. The Company is currently working diligently to become Y2K compliant by the end of October 1999. However, there can be no assurance that the Company will be successful in taking corrective action in a timely manner. The Company has started to develop contingency plans with regard to its key technology systems, although there can be no assurance that these contingency plans will successfully avoid a service disruption. The Company intends to document Y2K contingency plans as part of its Y2K risk mitigation efforts by September 1999.

     COSTS. Total costs incurred up to June 30, 1999 specifically associated with becoming Y2K compliant have been less than $500,000. The total estimated specific costs of becoming Y2K compliant is estimated to be less than $650,000. These costs will be included in the Y2K compliance costs once the specific Y2K components can be identified and allocated. Costs associated with the identification and testing of third party compliance will also be included once such costs can be identified.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. The Company does not hold any financial instruments for trading purposes. The Company believes that its primary market risk exposure relates the effects that changes in interest rates have on its investments and those portions of its outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on the Company's investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased by the Company and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of the Company's long-term debt obligations (including the Senior Notes). As of June 30, 1999, the fair value of the Senior Notes was approximately $137.6 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $35.3 million. Changes in interest rates also affect the Company's borrowings under its other financing facilities with NTFC and Congress Financial Corporation. The NTFC facility provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. The CFC Facility provides that each borrowing under the CFC Facility bears interest at the prime rate effective on the date of borrowing.

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

                          PART II. - OTHER INFORMATION


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

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the Company's Annual Meeting of Stockholders held on June
              17, 1999, the stockholders of the Company renewed the term of one director and elected a new director. Mr. Prabhav V. Maniyar's term as director of the Company was renewed at the meeting, and Mr. Sudhakar Shenoy was elected as a new director to replace Mr. Vijay Srinivas, who resigned effective as of June 17, 1999. The voting results were as follows: The vote renewing Mr. Maniyar's term as director of the Company was 7,854,378 shares in favor and 18,287 witheld. The vote electing
              Mr. Sudhakar Shenoy was 7,854,135 in favor and 18,530 witheld.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     a.       Exhibits:

              10.50 Purchase and License Agreement between Ascend Communications Inc. and Startec Global Operating Company dated as of May 5, 1999.

              10.51 Term Lease Master Agreement between IBM Corporation and Startec Global Operating Company dated as of June 22, 1999.

              10.52 Loan and Security Agreement between Congress Financial Corporation and Startec Global Operating Company dated as of June 29, 1999.

              10.53 Lease Agreement between the Rector, Church Wardens and Vestrymen of Trinity Church in the City of New York and the Company dated as of April 23, 1999.

              27.1   Financial Data Schedule

     b.       Reports on Form 8-K:

              None.

                                    SIGNATURE





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 1999.

                                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                    By  /s/ Prabhav V. Maniyar
                                       -----------------------------------------
                                    Senior Vice President, Chief Financial
                                    Officer, Secretary and Director
                                    (Principal Financial and Accounting Officer)