Form 10-Q
period 1999-09-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 1999-11-15
CIK 1043310

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d OF
           THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-23087

                            ------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                             10411 MOTOR CITY DRIVE
                               BETHESDA, MD 20817
                                 (301) 365-8959

                  DELAWARE                                      52-2099559
---------------------------------------------  ---------------------------------------------
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

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                     SHARES OUTSTANDING
      TITLE OF EACH CLASS:                         AS OF NOVEMBER 5, 1999
      --------------------                         ----------------------
    Common Stock, Par Value                              9,444,905
        $0.01 Per Share

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                     INDEX

PART I.   FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.   FINANCIAL STATEMENTS
            Condensed Consolidated Statements of Operations for the
              three and nine months ended September 30, 1999 and
              1998....................................................    2

            Condensed Consolidated Balance Sheets as of September 30,
              1999 and December 31, 1998..............................    3

            Condensed Consolidated Statements of Cash Flows for the
              nine months Ended September 30, 1999 and 1998...........    4

            Notes to Condensed Consolidated Financial Statements......    5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................    9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   17

PART II.  OTHER INFORMATION AND SIGNATURE.............................   18

                        PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      --------------------   --------------------
                                                        1999        1998       1999        1998
                                                      ---------   --------   ---------   --------
Net revenues........................................  $  76,616   $ 47,448   $ 196,246   $110,800
Cost of services                                         66,545     41,952     173,927     96,436
                                                      ---------   --------   ---------   --------
    Gross margin....................................     10,071      5,496      22,319     14,364
General and administrative expenses.................     11,316      6,091      31,308     12,974
Selling and marketing expenses......................      3,553      2,068      10,729      3,829
Depreciation and amortization.......................      2,062        619       5,301      1,327
                                                      ---------   --------   ---------   --------
Loss from operations................................     (6,860)    (3,282)    (25,019)    (3,766)
Interest expense....................................     (5,511)    (5,130)    (16,034)    (7,707)
Interest income.....................................      1,140      2,397       4,092      3,700
Equity in loss from affiliates......................        (41)        --         (60)        --
                                                      ---------   --------   ---------   --------
Loss before income taxes............................    (11,272)    (6,015)    (37,021)    (7,773)
Income tax provision................................         --         --          --         --
                                                      ---------   --------   ---------   --------
Net loss............................................  $ (11,272)  $ (6,015)  $ (37,021)  $ (7,773)
                                                      =========   ========   =========   ========
Basic and diluted loss per common share               $   (1.19)  $  (0.67)  $   (3.98)  $  (0.87)
                                                      =========   ========   =========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $ 43,968        $ 81,456
Accounts receivable, net of allowance for doubtful accounts
  of $3,922 and $2,659, respectively........................      53,238          40,370
Accounts receivable, related party..........................         205             684
Other current assets........................................       7,310           3,916
                                                                --------        --------
    Total current assets....................................     104,721         126,426
Property and equipment, net of accumulated depreciation and
  amortization of $8,198 and $3,493, respectively...........      80,286          43,525
Restricted cash and pledged securities......................      35,486          44,336
Intangibles, net and other long-term assets.................      27,721          11,695
                                                                --------        --------
                                                                $248,214        $225,982
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................    $ 53,786        $ 36,273
Accrued expenses............................................      13,644           6,845
Bank facility...............................................      15,662              --
Vendor financing............................................       4,544           1,476
Capital lease obligations...................................         241             402
Note payable to individuals and other.......................          16              16
                                                                --------        --------
    Total current liabilities...............................      87,893          45,012

Senior notes................................................     158,163         158,022
Vendor financing, net of current portion....................      18,657           7,409
Minority interest...........................................         222              --
Capital lease obligations, net of current portion...........         152              59
                                                                --------        --------
    Total liabilities.......................................     265,087         210,502
                                                                --------        --------
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value; 40,000,000 and 20,000,000
  shares authorized, 9,439,505 and 8,964,815 shares issued
  and outstanding, respectively.............................         135              90
Additional paid-in capital..................................      44,551          39,632
Unearned compensation.......................................        (254)           (190)
Accumulated deficit.........................................     (61,073)        (24,052)
Accumulated translation adjustment..........................        (232)             --
                                                                --------        --------
    Total stockholders' equity(deficit).....................     (16,873)         15,480
                                                                --------        --------
                                                                $248,214        $225,982
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                1999                 1998
                                                              ---------            --------
OPERATING ACTIVITIES:
Net loss....................................................  $ (37,021)           $ (7,773)
Adjustments to net loss:
  Depreciation and amortization.............................      5,301               1,327
  Amortization of deferred debt financing costs and debt
    discounts...............................................        584                 625
  Other non-cash adjustments................................       (153)                 39
Changes in operating assets and liabilities, net of
  acquisition costs:
  Accounts receivable, net..................................    (11,260)            (12,768)
  Accounts receivable, related party........................        479                (333)
  Accounts payable..........................................     20,034              12,224
  Accrued expenses..........................................      6,666               8,052
  Other.....................................................     (3,612)             (1,845)
                                                              ---------            --------
    Net cash used in operating activities...................    (18,982)               (452)
                                                              ---------            --------
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired..........................    (16,208)               (150)
Purchases of property and equipment.........................    (40,619)            (18,799)
                                                              ---------            --------
    Net cash used in investing activities...................    (56,827)            (18,949)
                                                              ---------            --------
FINANCING ACTIVITIES:
Proceeds from bank facility.................................     39,180                  --
Proceeds from vendor financing..............................     15,934                  --
Proceeds from sale of pledged securities....................      8,850                  --
Proceeds from Senior Notes and Warrants Offering............         --             160,000
Scheduled repayments of bank facility.......................    (23,518)
Scheduled repayments of vendor financing....................     (1,618)                 --
Repayments under capital lease obligations..................       (334)               (277)
Payment of debt financing costs.............................       (276)             (5,994)
Investments in pledged securities...........................         --             (52,417)
Net proceeds from issuance of common shares.................        103                 262
                                                              ---------            --------
    Net cash provided by financing activities...............     38,321             101,574
                                                              ---------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (37,488)             82,173
CASH AND CASH EQUIVALENTS, beginning of the period..........     81,456              26,114
                                                              ---------            --------
CASH AND CASH EQUIVALENTS, end of the period................  $  43,968            $108,287
                                                              =========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................  $  10,657            $     80
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Equipment acquired under capital lease......................  $      --            $     84
Note payable to individual, converted to common stock.......         --                  44
The Company acquired a 83% ownership interest in Phone
  Systems and Network, Inc. In conjunction with the
  acquisition, liabilities were assumed as follows:
  Fair value of assets acquired, including direct
    acquisition costs.......................................     14,928                  --
  Cash paid for assets......................................     (7,077)                 --
  Liabilities assumed including minority interest...........      3,903                  --
  Stock issued in connection with acquisition...............      3,948                  --

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

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

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

2. REORGANIZATION.

    In 1998, the Company's board of directors and stockholders approved a reorganization pursuant to which the Company's corporate structure would be realigned to that of a publicly traded Delaware holding company ("Reorganization"). In March 1999, pursuant to the reorganization plan, all of the Company's assets were transferred into a Delaware subsidiary company ("New Parent"), with a subsequent transfer of those assets to multiple subsidiaries of the New Parent. The Company was then

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. REORGANIZATION. (CONTINUED)

merged with and into the New Parent with the New Parent then assuming the Company's name. The merger did not impact the condensed consolidated financial statements of the Company.

3. EARNINGS (LOSS) PER SHARE.

    SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following for the three and nine months ending September 30, 1999 and 1998 (in thousands):

                                                                 FOR THE THREE         FOR THE NINE
                                                                    MONTHS                MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
Weighted average common shares
  outstanding-basic.........................................   9,422      8,964      9,319      8,939
Stock option and warrant equivalents........................      --         --         --         --
                                                               -----      -----      -----      -----
Weighted average common and
    Equivalent shares outstanding--diluted..................   9,422      8,964      9,319      8,939
                                                               =====      =====      =====      =====

    Options and warrants to purchase approximately 1,835,000 shares of common stock were excluded from the computation of diluted loss per share in 1999 because inclusion of these options would have an anti-dilutive effect on loss per share.

4. ACQUISITIONS AND INVESTMENTS.

    In July 1999, the Company acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") for approximately $200,000 in cash and $790,000 (54,482 shares) in Startec Common Stock. Worldwide Group provides voice and data services to businesses and individuals in the Hong Kong, China region.

    In June 1999, the Company acquired a 15% ownership interest in SigmaNet Network Corporation ("SigmaNet") for approximately $500,000. SigmaNet provides Internet services under the name of IAOL including internet access and a web portal for the Asian Indian community.

    In May 1999, the Company entered into an agreement to acquire up to a 49% fully diluted ownership interest in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. The agreement, which became effective July 1999 upon approval by the government of India, provides for an investment of $1 million payable in equal installments of $500,000 in July 1999 and March 2000 and a $600,000 convertible loan. The loan, convertible into common shares of Dialnet through July 2002, extends available credit of $300,000

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. ACQUISITIONS AND INVESTMENTS. (CONTINUED)

immediately and an additional $300,000 in March 2000. Per the agreement, the remaining $500,000 investment and $300,000 loan are payable at the Company's option. As of September 30, 1999, the Company has an equity investment of $500,000 and $300,000 is outstanding under the convertible loan.

    In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of the Company's Common Stock. The Company acquired an additional 18.4% ownership interest through a cash tender offer in the second quarter of 1999 for a total ownership interest of approximately 83%. Total consideration amounted to approximately $11 million, including acquisition costs. The Company recognized approximately $10.3 million in intangibles and other long term assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France.

    The purchase prices of PSN and the Worldwide Group were allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation to goodwill. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the businesses become known. The Company has accounted for the acquisitions using the purchase method. Accordingly, the results of operations of the acquired companies are included in the accompanying condensed consolidated statements of operations of the Company, as of the date of acquisition.

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

5. OPERATING SEGMENTS AND SIGNIFICANT CUSTOMERS AND SUPPLIERS.

    The Company classifies its operations into one industry segment: long distance telecommunications services. The Company is currently evaluating segmentation of its business into global Internet services and regional long distance telecommunications services. Substantially all of the Company's revenues for each period presented were derived from calls originated within the United States and terminated outside the United States.

    A significant portion of the Company's net revenues is derived from a limited number of customers. For the nine month period ended September 30, 1999 and 1998, the Company's five largest carrier customers accounted for approximately 38 percent and 40 percent of net revenues, respectively. The Company's agreements and arrangements with its carrier customers generally may be terminated on short notice without penalty.

    A significant portion of the Company's cost of services is purchased from a limited number of suppliers. For the nine month period ended September 30, 1999 and 1998, the Company's five largest vendors accounted for approximately 22 percent and 37 percent of cost of sales, respectively.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

    In May 1999, the Company entered into a vendor financing facility for up to $20 million bearing interest at 8 1/2% with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capitalized lease structure.

7. COMPREHENSIVE INCOME.

    The total of net loss and all other non-owner changes in equity consists of the following for the three and nine months ending September 30, 1999 and 1998 (in thousands):

                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                      ---------------------   -------------------
                                                        1999        1998        1999       1998
                                                      ---------   ---------   --------   --------
Net loss............................................   (11,272)     (6,015)   (37,021)    (7,773)
Other comprehensive income:
Currency translation................................       (19)         --       (232)        --
                                                       -------     -------    -------    -------
Comprehensive net loss..............................   (11,291)     (6,015)   (37,253)    (7,773)
                                                       =======     =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to plans, objectives and expectations of the Company for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that any of the Company's operating expectations will be realized. The Company's revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain factors including, but not limited to, changes in market conditions, the international telecommunications industry dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, entry into new and developing markets, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change and the expansion of the global network. These factors should not be considered exhaustive; the Company undertakes no obligation to release publicly the results of any future revisions it may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    The Company is a rapidly growing, facilities based international long distance telecommunications service provider. The Company markets its services to select ethnic residential communities in North America, Europe, Asia and to leading international long distance carriers. The Company's quarterly revenues have increased from $47.4 million for the three months ended September 30, 1998 to $76.6 million for the three months ended September 30, 1999. The Company reported a net loss for the three months ended September 30, 1999 of $11.3 million, or $1.19 per diluted common share compared to a net loss of $6.0 million or $0.67 per diluted common share in the three months ended September 30, 1998. The number of the Company's residential customers increased from approximately 114,000 customers as of September 30, 1998 to approximately 256,000 customers as of September 30, 1999.

    The Company is expanding its service offerings to ethnic communities by deploying ATM/IP telephony in North America and Western Europe on its network facilitating the Company's continued expansion into ethnic emerging economies by providing long distance telecommunications services bundled with Internet access to its residential customers. The Company is also offering a web site virtual community consisting of in-language content and other value-added services, and plans to launch additional web site virtual communities over the next year ("eStart") and co-location and Web hosting facilities at its main international gateway sites.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.

                                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                         ---------------------   -------------------
                                                           1999        1998        1999       1998
                                                         ---------   ---------   --------   --------
Net revenues...........................................     100.0%      100.0%     100.0%     100.0%
Cost of services.......................................      86.9        88.4       88.6       87.0
                                                          -------     -------    -------     ------
  Gross margin.........................................      13.1        11.6       11.4       13.0
General and administrative expenses                          14.8        12.8       16.0       11.7
Selling and marketing expenses.........................       4.6         4.4        5.5        3.5
Depreciation and amortization..........................       2.7         1.3        2.7        1.2
                                                          -------     -------    -------     ------
Loss from operations...................................      (9.0)       (6.9)     (12.8)      (3.4)
Interest expense.......................................      (7.2)      (10.8)      (8.2)      (7.0)
Interest income........................................       1.5         5.1        2.1        3.3
Equity in loss from affiliates.........................        --          --         --         --
                                                          -------     -------    -------     ------
Loss before taxes......................................     (14.7)      (12.6)     (18.9)      (7.1)
Income tax provision...................................        --          --         --         --
                                                          -------     -------    -------     ------
Net loss...............................................     (14.7)%     (12.6)%    (18.9)%     (7.1)%
                                                          =======     =======    =======     ======

THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE
  MONTH PERIOD ENDED SEPTEMBER 30, 1998

    NET REVENUES. Net revenues for the three months ended September 30, 1999 increased $29.2 million, or 61.5%, to $76.6 million from $47.4 million for the three months ended September 30, 1998. Net revenues for the nine months ended September 30, 1999 increased $85.4 million, or 77.1%, to $196.2 million from $110.8 million over the same period in 1998. Net revenues are consolidated to include the effect of acquisitions for the periods presented. Residential revenue increased by $7.6 million or 53.1%, to $21.9 million for the three months ended September 30, 1999, from $14.3 million for the same period in 1998. Residential revenue increased $17.9 million or 46.5%, to $56.4 million for the year to date 1999. The increase in residential revenue was due to an increase in residential customers to approximately 256,000 at September 30, 1999 from approximately 114,000 at September 30, 1998 due to growth in new and existing ethnic markets. Carrier revenues for the three month period ended September 30, 1999 increased $21.6 million, or 65.4% to $54.7 million from $33.1 million for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, carrier revenues increased $67.6 million or 93.5%, to $139.9 million. The increase in carrier revenues is due to the Company's strategy to optimize its capacity on its facilities, which has resulted in increased sales to new and existing carrier customers. Deployment of additional network infrastructure and the doubling of call center capacity attributed greatly to overall customer growth.

    GROSS MARGIN. Gross margin increased $4.6 million to $10.1 million for the three months ended September 30, 1999 from $5.5 million for the three months ended September 30, 1998. Gross margin for the nine months in 1999 increased $7.9 million to $22.3 million from $14.4 million in the nine months of 1998. Gross margin as a percentage of net revenues increased to 13.1% for the three months ended September 30, 1999 from 11.6% over the same period in 1998. Year to date, gross margin as a percentage of net revenues decreased to 11.4% from 13% year to date 1998. Gross margin was impacted by the continued implementation of the fifty operating agreements entered into in 1998 and 1999 partially offset by additional transport costs associated with bringing up the European facilities. Operating agreements initially carry traffic in only one direction, which resulted in higher termination costs in the first half of 1999. Upon successful implementation, lower termination costs are normally realized. Typically, the Company will receive traffic from the signatories of these operating agreements two quarters after initial implementation.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1999 increased 85.2% to $11.3 million from $6.1 million for the three months ended September 30, 1998. Year to date general and administrative expenses increased 140.8% to $31.3 million from $13 million over the same period in 1998. As a percentage of net revenues, general and administrative expenses for the three and nine months ended September 30, 1999 increased to 14.8% and 16% from 12.8% and 11.7% over the same period in 1998, respectively. The increase was primarily due to an increase in personnel to 721 at September 30, 1999 from 342 employees at September 30, 1998 as a result of the Company's continued worldwide development and expansion as well as pre-operating costs associated with startup operations in Europe and Asia and the Company's implementation of its ISP strategy. Substantial increases in general and administrative expense in Asia are the result of the Company's expanding infrastructure as well as the movement and expansion of much of the Company's customer care center operations offshore. The customer care center expanded from approximately 65 seats in May 1999 to 255 in September.

    SELLING AND MARKETING. Selling and marketing expenses for the three and nine months ended September 30, 1999 increased to $3.6 million and $10.7 million from approximately $2.1 and $3.8 million for the three and nine months ended September 30, 1998, respectively. As a percentage of net revenues, selling and marketing expenses for the three and nine months ended September 30, 1999 increased to 4.6% and 5.5% from 4.4% and 3.5% for the three and nine months ended September 30, 1998, respectively. The increase is primarily due to the Company's efforts to attract new customers and retain existing customers. Additionally, the Company has begun sales and marketing efforts related to both the operations in Europe and the implementation of the Company's ISP strategy.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three and nine months ended September 30, 1999 increased to $2.1 million and $5.3 million from approximately $619,000 and $1.3 million for the three and nine months ended September 30, 1998, respectively, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

    INTEREST EXPENSE. Interest expense for the three and nine month period ended September 30, 1999 increased to $5.5 million and $16.0 million from approximately $5.1 million and $7.7 million for the three and nine months ended September 30, 1998, respectively, as a result of an offering of Senior Notes and Warrants ("Senior Notes and Warrants Offering") consummated in May 1998, and several bank and vendor financing agreements entered into during 1999.

    INTEREST INCOME. Interest income for the three and nine month period ended September 30, 1999 decreased to $1.1 million from $2.4 million for the three months ended September 30, 1998, and increased to $4.1 million from $3.7 million for the nine months ended September 30, 1998. The increase is primarily due to the investment of the net proceeds from the Senior Notes and Warrants Offering consummated in May 1998 with the decrease primarily due to the investment of cash in the Company's network infrastructure.

    NET LOSS. Net loss for the three months ended September 30, 1999 was $11.3 million or $1.19 per diluted common share compared to a net loss of approximately $6.0 million or $0.67 per diluted common share for the three months ended September 30, 1998. Year to date net loss was $37.0 million or $3.98 per diluted common share compared to $7.8 million or $0.87 per diluted share over the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company reported a decrease in cash and cash equivalents of $37.5 million during the nine months ended September 30, 1999. This decrease is primarily due to expanding capital and operating requirements, including the acquisition of a 83% ownership interest of Phone Systems and Network, Inc. ("PSN") of France in February, 1999, the acquisition of a 20% equity ownership interest in BCH Holding Company, Inc. in February, 1999, and a payment towards the purchase of Global GmbH of Germany. Cash used in operations increased $18.5 million to $19 million principally due to cash requirements for the expansion of operations partially offset by changes in operating accounts.

    As a result of completing the Senior Notes and Warrants Offering in 1998 and the Company's expansion, the Company expects that it will incur negative EBITDA and significant operating and net losses on an annual basis for the next several years, as it incurs additional costs associated with the development and expansion of its marketing programs and its entry into new markets, the introduction of new telecommunications and Internet services, and as a result of the interest expense associated with its financing activities. Approximately $52 million of the net proceeds of the Senior Notes was used to purchase certain pledged securities, which will assure holders of the Senior Notes that they will receive all scheduled cash interest payments through November 2001. The Company may be required to obtain additional financing in order to pay interest on the Senior Notes after November 2001 and to repay the Senior Notes at their maturity. Pledged securities totaled $35.3 million at September 30, 1999.

    During 1998, the Company advanced an aggregate of approximately $1.4 million to certain of its employees and officers. The secured loans bear interest at a rate of 7.87% per year, and are due and payable on December 31, 1999. The loans are included in other current assets in the accompanying condensed consolidated balance sheets.

    Cash used in investing activities was $56.8 million in the first nine months of 1999 compared to $18.9 million in the same period in 1998. Cash used in investing activities through the third quarter of 1999 includes capital expenditures of $40.6 million relating to the continued expansion of the Company's network including the completion of the installation of a new Nortel GSP international gateway switch and Internet Protocol gateway in Miami, Florida, the purchase of capacity on fiber optic cables, Indefeasible Rights of Usage ("IRUs"), various POP sites and IP gateways and the development of Internet related services. The Company capitalized approximately $5.0 million pursuant to the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capital expenditures in the first nine months of 1999 included $5.9 million and $3 million for the Company's telecommunications infrastructure in Europe and Asia, respectively, and approximately $506,000 for the Company's eStart business infrastructure. The Company also acquired minority ownership interests in several unrelated strategic entities for approximately $750,000 in cash.

    In July 1999, the Company acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") for approximately $200,000 in cash and $790,000 (54,482 shares) in Startec Common Stock. Worldwide Group provides voice and data services to businesses and individuals in the Hong Kong, China region.

    In June 1999, the Company acquired a 15% ownership interest in SigmaNet Network Corporation ("SigmaNet") for approximately $500,000. SigmaNet provides Internet services under the name of IAOL including Internet access and a web portal for the Asian Indian community.

    In May 1999, the Company entered into an agreement to acquire up to a 49% fully diluted ownership interest in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. The agreement, which became effective July 1999 upon approval by the government of India, provides for an investment of $1 million payable in equal installments of $500,000 in July 1999 and March 2000 and a $600,000 convertible loan. The loan, convertible into common shares of Dialnet in July 2002, extends available credit of $300,000 immediately and an additional $300,000 in March 2000. Per the agreement, the remaining $500,000 investment and $300,000 loan, are payable at the Company's option As of September 30, 1999, the Company has an equity investment of $500,000 and $300,000 is outstanding under the convertible loan.

    In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of the Company's Common Stock. The Company acquired an additional 18.4% ownership interest through a cash tender offer for a total ownership interest of approximately 83%. Total consideration amounted to approximately $11 million, including acquisition costs. The Company recognized approximately $10.3 million in intangibles and other long term assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France.

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

    In November 1998, the Company acquired PCI Communications, Inc. ("PCI") for approximately $2.6 million. PCI is a provider of voice and data services located in the Pacific Rim island of Guam. PCI has signatory status on the TPC-5, Guam-Philippines and China-U.S. cables. The acquisition accelerates the Company's network deployment in the Asia-Pacific region and will also allow Startec to access a U.S. based satellite line of sight that extends from Southeast Asia to Central Europe.

    The Company currently owns capacity on 13 undersea fiber optic cables, located in the Atlantic, Pacific and Indian Oceans and one fiber optic cable from New York to Los Angeles, through IRUs and through signatory ownership. Securing ownership interests in cable systems allows the Company to manage transmission capacity as well as transmission costs. Additionally, the Company has signed a total of 50 international operating agreements. Approximately 31 of these agreements have been implemented. International operating agreements increase the Company's flexibility for terminating international calls by providing it with multiple termination routes.

    Cash provided by financing activities was approximately $38.3 million for the first nine months of 1999 compared to approximately $101.6 million over the same period in 1998. Cash provided by financing activities primarily relates to draws against the bank facility and vendor financing agreements partially offset by the scheduled repayments of the bank facility, vendor financing and capital leases.

    In July 1999, the Company entered into a three year vendor financing facility for up to $5 million with IBM Credit Corp ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. The IBM Facility bears interest at a variable rate during the term of the lease.

    In June 1999, the Company entered into a three year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility"), a subsidiary of First Union Bank for up to $30 million. The CFC Facility, secured by trade accounts receivable may be used to finance equipment, undersea cables and the expansion of the Company's facilities. The CFC Facility bears interest at the prime rate effective on the date of borrowing. Principal and interest on the CFC Facility are repaid through collections from trade accounts receivable. There is an unused line fee equal to 1/4% per annum calculated upon the amount the maximum credit exceeds the average daily balance of borrowed amounts during the immediately preceding month payable monthly in arrears. As of September 30, 1999, approximately $16.6 million bearing interest at 7.5% was outstanding under the facility.

    In May 1999, the Company entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. As of September 30, 1999, approximately $2.6 million bearing interest at 8.5% was outstanding under the facility.

    In December 1998, Startec entered into a credit facility for up to $35 million with NTFC Capital Corporation ("NTFC Facility"), a financing arm of GE Capital. The line of credit is flexible and may be used to finance switches, associated telecommunications equipment, undersea fiber optic cables, and the expansion of facilities in the Company's targeted marketing areas. Each borrowing under the NTFC Facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus the Rate Adjustment (as defined in the agreement). Individual borrowings under the NTFC Facility are amortized over 60 months from the date of advance with a final maturity of all outstanding amounts of January 2004. As of September 30, 1999, approximately $20.6 million was outstanding and $12.7 million was available under the facility. Principal and interest payments of approximately $423,000 are due monthly in arrears.

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

    YEAR 2000 COMPLIANCE

    Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Y2K" issue). A number of the Company's technology systems are affected by the Y2K issue. To ensure that the Company will be Y2K compliant before the new millennium, the Company formed a Y2K compliance team in the fourth quarter of 1997 and allocated corporate resources to determine the extent which the Y2K issue affected the Company and to formulate a Y2K compliance plan. Since then, the Company has been reviewing its embedded technology and infrastructure equipment, as well as non-embedded technology equipment to identify those that contain two-digit year codes, and is in the process of upgrading its infrastructure and corporate facilities to achieve Y2K compliance. In addition, the Company is actively working with its suppliers, vendors and customers to assess their compliance and remediation efforts and the Company's exposure to Y2K problems that may be caused by the failure of such suppliers, vendors and customers to become Y2K compliant in a timely manner. The Company is proceeding on a schedule which it believes will allow it to be Y2K compliant by the end of November 1999.

    The Company is focusing on three major areas of concern for the Y2K issue: embedded technology and infrastructure equipment, non-embedded technology equipment and third party suppliers compliance. The Y2K compliance team created a five stage process for becoming Y2K compliant. The five process stages are (1) compiling a complete inventory of all date sensitive technology equipment;
(2) prioritizing systems affected based on revenues, strategic issues, and risk exposure; (3) performing modification of affected systems; (4) completing testing of modified systems; and (5) performing implementation of modified systems. The Company has completed the testing of modified systems and is in the final stages of performing implementation of modified systems.

    EMBEDDED TECHNOLOGY AND INFRASTRUCTURE EQUIPMENT. The embedded technology and infrastructure equipment area of concern consists primarily of switches, POPs, fiber optic cables and various platforms. Much of this equipment is purchased from third party vendors and has been certified by the vendor to be Y2K compliant. The certified pieces of equipment, such as many of the switches need only to be individually tested by the vendor and/or the Company to ensure compliance. Much of the infrastructure equipment contains both embedded and non-embedded technology requiring duplicative efforts. The Company believes that all U.S. based and most global embedded technology systems and infrastructure equipment are currently Y2K compliant. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to represent and warrant that products sold or licensed to the Company are Y2K compliant. However, there can be no assurance of the accuracy or completeness of any such representations made to the Company.

    NON-EMBEDDED TECHNOLOGY EQUIPMENT. Non-embedded technology systems include predominately applications software and interfacing software. Much of this equipment has previously been upgraded to Y2K compliance through software upgrades and the purchase of new systems. Specific areas of concern for non-embedded technology include the software monitoring and managing the Company's call center and customer care database as well as network support. Expenditures regarding non-embedded technology are not expected to be material. The Company believes that all domestic non-embedded technology systems are currently Y2K compliant. The Company is in the process of prioritizing those global non-embedded technology systems that are not yet Y2K compliant and will undertake steps to achieve compliance prior to 2000; however, there can be no assurance that all global non-embedded technology systems will be Y2K compliant by that time.

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

    THIRD PARTY SUPPLIERS. The Company is currently communicating with its critical suppliers, vendors and customers about their plans and progress in addressing the Y2K issue. Detailed evaluations of the most critical third parties have been completed. The Company has also evaluated and prioritized the environments in which the Company operates. Many of the Company's residential and commercial markets include areas of emerging economies where the Y2K compliance issue does not appear to be a priority. In particular, the Company is aware that certain foreign carriers with which it has relationships have not yet been able to certify Y2K compliance and, although they are addressing the issue, there can be no assurance that these foreign carriers will be Y2K compliant by the end of December 1999. The Company plans to monitor progress made in these areas to mitigate any future exposure, however, the Company has limited, if any, control over the progress made by these third parties, and therefore, is unable to predict the potential effect on the Company's operations if the third parties in these foreign markets fail to adequately address the Y2K issue. These evaluations will be followed by the development of contingency plans, which commenced in the second quarter of 1999, with completion expected by the end of November 1999.

    RISK AND CONTINGENCY PLAN. There are many risks associated with the Y2K issue, including the possibility of a failure of the Company's routing and compression equipment, computer, and non-information technology systems. Such failures could have a material adverse effect upon the Company and may cause systems malfunctions, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, the inability of the Company to manage its business as well as potentially losing customers and increasing risk associated with litigation. In addition, even if the Company successfully becomes Y2K compliant, it can be materially and adversely affected by failures of third parties to become Y2K compliant. The failure of third parties with which the Company has financial or operational relationships such as LECs, carriers, cable suppliers, billing agents, satellite facilities, equipment suppliers, financial institutions, payroll contractors, regulatory agencies and utility companies, to become Y2K compliant in a timely manner could result in material adverse effects on the Company's results of operations. The Company is currently working diligently to become Y2K compliant by the end of November 1999. However, there can be no assurance that the Company will be successful in taking corrective action in a timely manner. The Company has started to develop contingency plans with regard to its key technology systems, although there can be no assurance that these contingency plans will successfully avoid a service disruption. The Company intends to document Y2K contingency plans as part of its Y2K risk mitigation efforts by the end of November 1999.

    In addition to these efforts, Startec has joined with a number of other telecommunications providers to form a task force designed to give its members early warning of potential Y2K problems that may arise during the Y2K turnover across global time zones. During the turnover, carriers will log into a secure global database to report troubles and outages. This will assist task force members, including Startec, in identifying potential problems and allow them to take steps to redirect traffic, if necessary.

    COSTS. Total costs incurred up to September 30, 1999 specifically associated with becoming Y2K compliant have been approximately $550,000. No further material costs are expected to be incurred to become Y2K compliant. These costs will be included in the Y2K compliance costs once the specific Y2K components can be identified and allocated. Costs associated with the identification and testing of third party compliance will also be included once such costs can be identified.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. The Company does not hold any financial instruments for trading purposes. The Company believes that its primary market risk exposure relates the effects that changes in interest rates have on its investments and those portions of its outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on the Company's investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased by the Company and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of the Company's long-term debt obligations (including the Senior Notes). As of September 30, 1999, the fair value of the Senior Notes was approximately $129.6 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $36.5 million. Changes in interest rates also affect the Company's borrowings under its other financing facilities with NTFC, Ascend and Congress Financial Corporation. The NTFC Facility provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. The Ascend Facility provides that each borrowing under the facility bears interest at 8 1/2%. The CFC Facility provides that each borrowing under the CFC Facility bears interest at the prime rate effective on the date of borrowing.

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

    On August 21, 1999, the Board of Directors of the Company approved an amendment to the Company's Shareholder Rights Agreement dated as of March 26, 1998 (the "Rights Plan"). The amendment to the Rights Plan raised the threshold at which a person would be deemed to be an Acquiring Person (as defined in the Rights Plan) from 10% to 15% of the shares of Company common stock outstanding. The purpose of the amendment was to prevent the inadvertent triggering of the dilutive provisions of the Rights Plan in connection with the acquisition by Mr. Walt Anderson and Gold & Appel Transfer, S.A. of shares in excess of 10% of the Company's common stock then outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits:

     4.12. First Supplemental Indenture dated as of 20 August 1999 by and between the Company and First Union National Bank, as Trustee.

    10.54. Billing and Collection Services Agreement between BC Tel Corporation and Startec Global Communications Company (Canada) dated 23 July, 1999.

    10.55. Procedures of the Interexchange Carrier Group Agreement between BC Tel Corporation and Startec Global Communications Company (Canada) dated 23 July, 1999.

    27.1  Financial Data Schedule

    b.  Reports on Form 8-K:

        On August 25, 1999, the Company filed a Form 8-K, pursuant to Item 5 of the Form.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November, 1999.

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