Form 10-K
period 1999-12-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2000-03-27
CIK 1043310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NO. 000-23087

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                           52-2099559
         (State or Other Jurisdiction of                             (I.R.S. Employer
          Incorporation or Organization)                           Identification No.)

                             10411 MOTOR CITY DRIVE
                               BETHESDA, MD 20817
                    (Address of principal executive offices)

                                 (301) 365-8959

              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Non-affiliates of the Registrant held approximately 8,123,119 shares of Common Stock as of March 22, 2000. The fair market value of the stock held by non-affiliates is approximately $218,816,518 based on the sale price of the shares on March 22, 2000.

    As of March 22, 2000, 12,109,410 shares of Common Stock, par value $0.01, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

OVERVIEW

    We are a rapidly growing, facilities-based provider of integrated communications services, including voice, data and Internet access services. Founded in 1989, we market our services to select ethnic residential communities located in major metropolitan areas, and to leading international long distance carriers. We provide our services through a flexible network of owned and leased facilities, operating and termination agreements and resale arrangements. Additionally in 1999, we embarked upon three Internet initiatives: (i) Internet access for residential customers; (ii) global ethnic Web communities; and
(iii) the deployment of a world-class Internet Protocol (IP) network to offer our customers toll-quality voice services, as well as high speed transmission of data and Internet traffic.

    Our mission is to become the leading provider of voice, data and Internet services to select ethnic communities, located in major metropolitan areas in North America, Europe and the Asia Pacific Rim. Our targeted ethnic markets, comprised of ethnic communities from the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America, have a strong demand for communication services to the emerging economies. To achieve our mission, we have developed three core competencies: (i) targeted ethnic marketing and in-language customer service; (ii) deployment of advanced technologies into the emerging economies; and (iii) deployment of IP transaction-based technology to provide voice, data and Internet services on a seamless network. In 1999, we transmitted approximately one billion minutes of voice traffic into the emerging economies.

1999 KEY ACCOMPLISHMENTS

    During 1999, we began to capitalize on our strong presence in ethnic communities by expanding the services we offer. Our strategy is to facilitate our continued expansion into emerging economies by expanding telecommunications and Internet services for our residential customers. The following are our six key accomplishments in 1999:

    1. We replaced and converted all of our internal support systems, including customer service and billing and office automation processes, to IP transaction-based technology. We replaced all of our personal computer-based systems with new systems, using IBM Thin Client Servers for our customer service centers and Oracle databases for our billing and reporting systems. We now have back-office systems that are scalable to accommodate increased traffic volume, additional telecommunications services and enhanced Internet services.

    2. To complement our Internet access services, we began launching a series of global ethnic Web (virtual) communities through our online brand, eStart. In 1999, we launched the Arab and Iranian communities. We have since added Turkish and Indian communities for a total of four Web communities on eStart. Each Web community is distinct with localized content and services, but all are linked by a single, global eStart gateway page. The communities feature news, entertainment, weather and sports that are culturally tailored, as well as online discussion forums, topic-based chat rooms and communication tools. All the communities are linked by a single-entry gateway page that allows users to customize the content according to their preferences. By the end of 2000, we expect to have a total of nine ethnic Web communities, including Chinese, Russian, Polish, Israeli and Latin American communities.

    3. We began offering our customers bundled dial-1 and Internet access services. Our ethnic residential customers access our network by either selecting us as their primary long-distance carrier (dial-1 services), by dialing a carrier identification code prior to dialing the number they are calling (dial-around), or by using a toll free or 800 access number. For our U.S., dial-1 customers who bill $60 or more per month, we now offer free, unlimited Internet access.

    4. We deployed 50 IP gateways, predominantly in the emerging economies. IP technology provides several advantages for us: (i) it reduces traffic termination costs; (ii) it increases bandwidth utilization on long-haul circuits; (iii) it enables us to offer enhanced services, such as Internet access, for select residential customers in North America, Europe and Asia Pacific Rim, data and high-speed Internet services for corporate customers, as well as video services and other broadband applications; and (iv) it reduces our reliance on the network facilities of other carriers.

    5. We completed three Web hosting/data centers in New York, Los Angeles and Miami. These data centers will allow us to offer Web hosting, collocation facilities and high-speed Internet connectivity to commercial business customers, foreign-based Internet Service Providers and other telecommunications providers.

    6. Our North American operations achieved positive EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) in the fourth quarter of 1999, six quarters after initiating the build out of our North American network. EBITDA for our North American operations was approximately $200,000 in the fourth quarter of 1999.

GLOBAL NETWORK

    We are building a state-of-the-art network using a combination of Internet Protocol, Asynchronous Transfer Mode (ATM) and circuit-switched technologies to provide connectivity to the emerging economies of the world, allowing us to integrate voice, data, Internet and video services on a seamless network, supported by a backbone of scalable, IP transaction-based technology.

    Our network currently consists of eight domestic and international switches, 60 IP gateways, 20 Points of Presence (installations of scalable telecommunications equipment, commonly known as POPs) and ownership interests on 15 undersea fiber optic cable systems linking North America with Europe, the Pacific Rim, Asia and Latin America, as well as linking the East and West Coasts of the United States. Our network includes major switching centers in New York, Los Angeles, Miami, Paris, London, Dusseldorf and Guam. To facilitate the termination of calls overseas, we are a party to interconnection agreements with 50 incumbent local carriers in foreign countries, commonly known as PTTs, and other competitive carriers covering 44 countries, primarily in the emerging economies.

MARKETING STRATEGY

    Our marketing model consists of a highly-focused niche marketing approach to the international communications market. We identify and target ethnic communities concentrated in major metropolitan areas by conducting extensive demographic and competitive analysis. We employ sophisticated database marketing techniques and a variety of media to reach our targeted ethnic residential customers, including print advertising in ethnic newspapers, advertising on ethnic radio and television stations, direct mail, sponsorship of ethnic events and customer referrals.

    Our strategy is to provide overall value to our customers by combining competitive pricing and high levels of service, rather than to compete on the basis of price alone. We operate three customer service centers in Maryland, Guam and France, which are staffed by trained, multilingual customer service representatives, and operate 24 hours a day, seven days a week. We believe that our focused marketing programs and our dedication to customer service enhance our ability to attract and retain customers in a low-cost, efficient manner.

    To achieve economies of scale in our network operations and to balance our residential traffic flow, we market our excess network capacity to international carriers seeking competitive rates and high-quality transmission capacity. Since initiating our international wholesale services in 1995, we have expanded the number of wholesale carrier customers to 105 at December 31, 1999. For the year ended December 31, 1999, carrier customers accounted for approximately 71.2% of Startec's net revenues.

BUSINESS STRATEGY

    Our mission is to become the leading provider of voice, data and Internet services to select ethnic communities, located in major metropolitan areas in North America, Europe and the Asia Pacific Rim. Our targeted ethnic markets, comprised of ethnic communities from the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America, have a strong demand for communication services to the emerging economies. To achieve our mission, we have developed three core competencies: (i) targeted ethnic marketing and in-language customer service; (ii) deployment of advanced technologies into the emerging economies; and (iii) deployment of IP transaction-based technology to provide voice, data and Internet services on a seamless network. In 1999, we transmitted approximately one billion minutes of voice traffic into the emerging economies.

    Our telecommunications and Internet-driven initiatives capitalize on our contacts in the different ethnic communities and enable us to provide a distinct lineup of strategic partners who can deliver content, traffic and an array of e-commerce opportunities. Our strategy relies on the following initiatives:

    - INCREASE SERVICE OFFERINGS TO ETHNIC COMMUNITIES. In 1999, we began offering bundled long distance and Internet access services to ethnic residential customers in 20 major metropolitan areas in the United States. We seek to increase our penetration of our existing and prospective markets and to increase our average revenue per customer by:
      (i) marketing our bundled long distance and Internet access services to our existing long distance customer base; (ii) migrating our dial-around customers to dial-1 services; and (iii) offering additional communications services through our global Web communities on eStart.

    - EXPAND OUR ADDRESSABLE MARKET. Our geographic target markets consist of ethnic communities located in major urban areas in North America, Europe and the Asia Pacific Rim. We currently provide bundled long distance and Internet access services to ethnic residential customers in 20 major metropolitan areas in the United States. Additionally, we provide long distance services to customers in ten Canadian and European cities and in Guam. We have also identified 40 major markets outside of the United States, primarily in Europe and the Asia Pacific Rim, which we believe are attractive for entry based on the demographic characteristics, traffic patterns, regulatory environment and availability of appropriate advertising channels. We anticipate expanding our services to additional European cities and to Hong Kong, India and other Asia Pacific Rim locations in 2000.

    - ACHIEVE "FIRST-TO-MARKET" ENTRY OF SELECT ETHNIC RESIDENTIAL MARKETS. We believe that we possess significant competitive advantages by establishing a customer base and brand name in select ethnic residential communities ahead of our competitors. We intend to capitalize on our proven marketing strategy to further penetrate ethnic communities in North America, Europe and the Asia Pacific Rim ahead of our competitors. We select our target markets based on favorable demographics with respect to long distance telephone usage, level of personal computer (PC) penetration, level of Internet usage, availability of alternative Internet access devices, immigration patterns, population growth and income levels. Targeting select ethnic communities also enables us to aggregate traffic along certain routes, which reduces our network costs, and allows us to focus on rapidly expanding and deregulating telecommunications markets. Our target residential customer base is comprised of immigrants from the emerging markets in the Asia Pacific Rim, the Middle East and North Africa, Central Europe and Russia and Latin and South America.

    - BUILD CUSTOMER LOYALTY THROUGH THE CREATION OF A GLOBAL ETHNIC BRAND. We seek to build long-term customer loyalty through tailored, in-language marketing efforts focusing on each target ethnic community's specific needs and cultural background. We market our residential services under two brands, "Startec" and "10-10-719" to capture both dial-1 and dial-around customers. Additionally, we have created the "eStart" brand for our global ethnic Web communities. We intend to build strong brand recognition and loyalty among ethnic communities in cities worldwide and to introduce new communication services and products under these brand names. We maintain a detailed database of information on our customers, which we use to monitor their usage, track their level of satisfaction and to analyze a variety of customer behaviors, including retention and frequency of usage.

    - ESTABLISH A STRONG INTERNET PRESENCE THROUGH THE LAUNCH OF GLOBAL ETHNIC WEB COMMUNITIES. In 1999, we began launching a series of nine global ethnic Web (virtual) communities through our online brand, eStart. Each Web community encompasses a specific culture that may be comprised of one or more nation states. To date, we have launched Arab, Iranian, Turkish and Indian virtual communities. During 2000, we expect to launch Web communities targeting the Chinese, Russian, Polish, Israeli and Latin American communities. These Web communities feature culture-specific content, including news, entertainment, sports and weather; interactive applications, such as on-line discussion forums on family, religious and political issues; and communication tools. In 2000, features to be added include expanded in-language content, universal messaging, an e-commerce retail marketplace and business-to-business exchange within emerging markets and broadband applications.

    - MARKET ENHANCED VOICE, DATA AND INTERNET SERVICES TO COMMERCIAL BUSINESS CUSTOMERS. We will begin targeting two types of commercial business customers in 2000 with our voice, data and high-speed Internet services:
      (i) ethnic small and medium-sized enterprises, and (ii) mid-sized business customers with telecommunications expenditures ranging from $2,500 to $25,000 per month. For the ethnic corporate customer market, we will leverage our ethnic media channels, community relationships and ethnic brand to market our long distance, dial-up Internet access and digital subscriber line (DSL) services. We will utilize our in-language call centers to provide full-service customer support and technical assistance. For mid-sized business customers, we seek to provide a full range of communications services, including long distance, dial-up Internet access, DSL, domestic and international private line services, virtual private networks, Web hosting, collocation, ATM and frame relay services.

    - EXPAND INTERNATIONAL NETWORK FACILITIES. In 1999, we expanded our international network facilities by deploying additional switches, POPs and ATM/IP technology, and we will continue this expansion in 2000. We operate a network consisting of domestic and international switches, POPs, IP gateways and ownership interests in undersea fiber optic cables. Our network spans over 35 countries and includes major switching centers in New York, Los Angeles, Miami, Paris, London, Dusseldorf and Guam. The POPs aggregate traffic from a surrounding region and route it to one of our main switching centers. We have significantly improved the quality of our network by upgrading our monitoring and routing systems and by replacing and converting all of our supporting technology, including customer service, billing and office automation processes to Web-enabled technology. In 1999, we replaced all of our PC-based systems with new systems, using IBM Thin Client Servers for our customer service centers and Oracle databases for our billing and reporting systems. We also opened two new call centers in Guam and Paris and greatly expanded our existing call center in Maryland.

    - DEPLOY IP CAPABILITIES THROUGHOUT OUR NETWORK. To seize the new opportunities available through the convergence of voice and data traffic, we have begun deploying a world-class ATM/IP network, primarily accessing emerging economies. In 1999, we deployed a network consisting of approximately 50 IP gateways with access to 20 countries and in 2000, we integrated another network of ten IP gateways into our existing IP network. The IP gateways facilitate the transmission of voice and data traffic on our network through packet switching. We will continue to enhance our network with ATM/IP capabilities in 2000. Installing IP technology throughout our international network facilities provides us with several advantages: (i) it reduces traffic termination costs;
      (ii) it increases bandwidth utilization on long-haul circuits; (iii) it enables us to offer enhanced services, such as Internet access for select ethnic residential customers in North America, Europe and the Asia Pacific Rim, data and high-speed Internet services for corporate customers and video services and other broadband applications; and (iv) it reduces our reliance on the network facilities of other carriers.

    - EXPAND WEB HOSTING/DATA CENTERS. In 1999, we completed the construction of three data centers located in New York, Los Angeles and Miami. In 2000, we intend to open additional data centers in the emerging economies, initially in Hong Kong and India. These data centers will allow us to offer three primary services: (i) Web hosting; (ii) collocation; and
      (iii) high-speed Internet connectivity. Our objective is to provide Internet system management solutions for ethnic and mid-sized corporate customers, other telecommunications carriers and foreign-based ISPs, particularly those from the emerging economies. Our services will include our three U.S. data centers, network management, technical assistance, public and private network interconnections and scalability to accommodate increases in traffic volume. Our services will enable our target customers to outsource the monitoring, administration and optimization of their data and Internet equipment, while obtaining high-speed Internet connectivity.

    - PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. In order to accelerate our business plan and take advantage of the rapidly changing telecommunications and Internet environments, we are carefully evaluating and pursuing strategic acquisitions, alliances and investments.

    We are devoting substantial resources to the buildout of our network and the development and expansion of our marketing programs. As part of our network deployment and marketing strategies, we are pursuing various acquisitions and alliances. In 1999 and early 2000, we completed ten acquisitions and investments, which have accelerated our entry into global markets and have provided us with important licensing and network capabilities:

    - During the first quarter of 2000, Startec acquired Vancouver Telephone Company. Vancouver Telephone Company provides domestic and international long distance services in Canada to over 50,000 residential customers. Vancouver Telephone Company markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities.

    - During the first quarter of 2000, we acquired 19.9% of the issued and outstanding shares of DataLink Telecommunications Ltd. DataLink provides us with access to several additional IP gateway facilities in the emerging economies.

    - During the first quarter of 2000, we acquired several IP termination facilities from various vendors. We have integrated these facilities into our IP network and have launched Voice over IP services as a new line of business in the first quarter of 2000.

    - During the first quarter of 2000, we acquired DLC Enterprises Inc., a New York-based telecommunications company, which offers dial-1, debit card and ISP services. DLC provides Startec with a strong management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers.

    - During the first quarter of 2000, we acquired Global Villager Inc., the owner of a leading bilingual Chinese/English Web community, DragonSurf.com. DragonSurf.com provides a vast range of content and services on its Web site for the Greater Chinese community.

    - In December 1999, we acquired the balance of the outstanding stock (100% of all common stock) of SigmaNet Network Corporation, a company that provides Internet services under the name of IAOL, including Internet access and a Web portal for the Asian Indian community.

    - In July 1999, we acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. Worldwide Group provides voice and data services to businesses and individuals in the Hong Kong, China region.

    - In May 1999, we entered into an agreement to acquire up to a 49% ownership interest in Dialnet Communications Limited. This company provides value-added voice, data and Internet services in India.

    - In February 1999, we acquired 64.6% of the issued and outstanding shares of Phone Systems and Network, Inc. of France, a French switch-based reseller of long distance services. We acquired an additional 20.4% ownership interest through a cash tender offer for a total ownership interest of approximately 85%. Phone Systems and Network is a facilities based provider in France and operates switches in Paris and Switzerland with additional capacity on a switch located in the United Kingdom. Phone Systems and Network also provides services on a switchless reseller basis in Belgium. Its shares are traded on the Nouveau Marche Exchange in France.

    - In February 1999, we acquired a 20% equity ownership interest in BCH Holdings, Inc, a reseller of international voice and a licensed Internet service provider in Poland.

KEY MANAGEMENT EXECUTIVES

    To execute our business strategy, we have an extensive management team of highly-experienced professionals.

    OFFICE OF THE PRESIDENT--

    Ram Mukunda--Founder, Chairman and Chief Executive Officer. Prior to founding Startec, Mr. Mukunda was an advisor in strategic planning at Intelsat, an international consortium responsible for global satellite services. While at INTELSAT, he was responsible for issues relating to corporate, business, financial and strategic planning. Mr. Mukunda earned an M.S. in electrical engineering from the University of Maryland.

    ACCOUNTING AND FINANCE, MERGERS AND ACQUISITIONS, CORPORATE DEVELOPMENT--

    Prabhav Maniyar--Chief Financial Officer. Mr. Maniyar joined Startec in January 1997. From June 1993 until 1997, he was the chief financial officer of Eldyne, Inc., Unidyne Corporation and

Diversified Control systems, LLC, collectively known as the Witt Group of Companies. The Witt Group of Companies was acquired by the Titan Corporation in May 1996. From June 1985 to May 1993, he held progressively more responsible positions with NationsBank, now Bank of America.

    Subhash Pai--Vice President and Controller. Mr. Pai has been with Startec since January 1992. Prior to joining Startec, he held various positions with a multinational shipping company in India.

    Bela Daruwala--Assistant Vice President and Assistant Controller.
Ms. Daruwala has worked at Startec since April 1998. Prior to joining Startec, she was a manager of financial reporting with Snyder Communications and Nortel Networks.

    Francois Caron--Controller, European Operations. Mr. Caron joined Startec in January 2000. Prior to joining Startec, he was the corporate director of cost control at Global One, a joint venture with France Telecom, Deutsche Telekom and Sprint, and the European controller for BULL, a French-based, worldwide IT organization.

    Vijay Rao--Vice President, Finance. Mr. Rao joined Startec in January 2000. Prior to joining Startec, he was vice president, strategic planning at Sony Music Entertainment.

    LEGAL AFFAIRS--

    Yolanda Stefanou Faerber--Associate General Counsel and Corporate Secretary. Ms. Faerber has been with Startec since January 1999. Previously, she was associated with Piper & Marbury, LLP and with Shulman, Rogers, Gandal, Pordy & Ecker, PA, where Ms. Faerber was counsel to Startec during its initial public offering.

    GLOBAL CONSUMER AND CORPORATE MARKETING--

    John H. Wolaver--Chief Operating Officer, North American Operations.
Mr. Wolaver joined Startec in January 2000. Prior to joining Startec, he was executive vice president and chief operating officer of United Telesis.
Mr. Wolaver has worked for leading U.S. telecommunications companies, including MCI and Sprint, where he directed corporate sales and marketing programs.

    Martin Hudock--Senior Vice President, Customer Care. Mr. Hudock has worked at Startec since June 1999. Prior to joining Startec, Mr. Hudock was the president and chief operating officer of Ax Telecommunications and MetroComm.

    T.J. Master--Vice President, Global Consumer Marketing. Mr. Master joined Startec in April 1999 and had previously directed Startec's marketing department from 1993 to 1998. Prior to rejoining Startec, he was a group manager of global marketing and product development at Teleglobe.

    Mark Saccente--Vice President, Commercial Services. Mr. Saccente joined Startec in July 1999. Prior to joining Startec, he was an executive vice president of sales and marketing at American International Telephone and has held various corporate sales and marketing positions at WorldCom, Sprint and Cable and Wireless.

    Joe Ferrara--Assistant Vice President, Global Consumer Marketing.
Mr. Ferrara has worked at Startec since June 1998. Prior to joining Startec, he was a manager of operator services at MCI.

    NETWORK ENGINEERING AND OPERATIONS--

    Gustavo Pereira--Chief Technology Officer. Mr. Pereira has worked at Startec since August 1995. Previously, he served as the director of switching systems for Marconi, an affiliate of Blue Carol Enterprises and Portugal Telecom.

    Dewey Yen--Assistant Vice President, Engineering and Planning. Mr. Yen has worked at Startec since July 1998. Prior to joining Startec, he was the vice president of operations at US LEC and the director of engineering at ACSI, now Espire.

    Akbar Merchant--Assistant Vice President, Operations. Mr. Merchant has worked at Startec since December 1996. Prior to joining Startec, he was a project engineer in environmental consulting at Apex Environmental.

    Ramesh Seshadri--Vice President, Information Systems. Mr. Seshadri has worked at Startec since October 1998 and has over 20 years of experience in information technology, of which 19 were spent at IBM. While at IBM, he served as a project manager and architect working in development labs in the U.S. and Germany and as an advisory system engineer on the FAA Air Traffic Control System Development Project.

    GLOBAL STRATEGY AND TECHNOLOGY PLANNING--

    Laith Zalzalah--Assistant Vice President, Global Strategy and Technology Planning. Mr. Zalzalah joined Startec in August 1999. Prior to joining Startec, he was a manager of emerging technologies at Telus Communications in Canada, with responsibilities for packet-switched technology and expansion of Telus' IP network across Canada.

    ONLINE SERVICES--

    Anthony A. Das--Chief Operating Officer, Online Services. Mr. Das has worked at Startec since February 1997. Prior to joining Startec, Mr. Das was a senior consultant at Armitage Associates. Prior to joining Armitage Associates, he served as a senior career executive in the Office of the Secretary, Department of Commerce from 1993 to 1995. From 1990 to 1993, Mr. Das was the Director of Public Communication at the State Department.

    Ashok Saxena--Vice President, Online Services. Mr. Saxena joined Startec in January 2000. Prior to joining Startec, he was the president and founder of SigmaNet Network Corporation, the owner of Indians Abroad Online, an Indian Web portal acquired by Startec in December 1999.

    Donna Woolf--Assistant Vice President, Online Services. Ms. Woolf joined Startec in January 2000. Prior to joining Startec, she was the director of media services at the U.S. Agency for International Development.

    EUROPEAN OPERATIONS--

    David Venn--Chief Operating Officer, European Operations. Mr. Venn joined Startec in December 1999. Prior to joining Startec, Mr. Venn was a senior vice president and then the chief operating officer of International Wireless Communications, Inc. in London, England overseeing wireless investments in Southeast Asia. Mr. Venn has extensive experience in product development and engineering, having held senior level positions with British Telecom, Mercury Communications and Hong Kong Telecom Co. Ltd.

    Bulent Bicer--Vice President and Managing Director, German Operations. Mr. Bicer joined Startec in January 2000. Prior to joining Startec, Mr. Bicer held various international sales, marketing and management positions in telecommunications and IT companies including Deutsche Telekom, Motorola, Digital Equipment and Nixdorf Computer. Most recently, he was a director of sales and marketing management and IP channel management at Global One in Belgium and Germany.

    Eric Saiz--Managing Director, French Operations. Mr. Saiz joined Startec in February 1999 when Startec first acquired a majority interest in Phone Systems and Network, Inc. of France, of which Mr. Saiz was the founder and managing director. Prior to that time, Mr. Saiz was the chairman and chief executive officer of LAMARTHE, a French manufacturer of leather goods and the development manager of CAROL INTERNATIONALe, a fashion retail chain in Europe.

    ASIAN OPERATIONS--

    Robert Maloney--Managing Director, Asian Operations. Mr. Maloney joined Startec in December 1998 when Startec acquired PCI Communications, Inc., a provider of voice and data services in Guam.

Mr. Maloney was the president of PCI and has over 20 years of telecommunications experience in the Asia Pacific Rim.

    John Day--Managing Director, Asian Operations. Mr. Day joined Startec in December 1998 when Startec acquired PCI Communications, Inc., a provider of voice and data services in Guam. Mr. Day has extensive experience in providing voice and data services in the Asia Pacific Rim.

    CORPORATE DEVELOPMENT--

    Joe Kanka--Vice President, Integration, responsible for integration, strategic investments and international business development. Mr. Kanka joined Startec in August 1999. Prior to joining Startec, he was the president of Business Growth Strategies, a consulting firm specializing in international strategic planning and marketing for small- and medium-size high-tech firms. From 1987 to 1992, Mr. Kanka served as the director of business development and marketing for Bell Atlantic International.

    HUMAN RESOURCES AND ADMINISTRATION--

    Tracy Behzad--Vice President, Human Resources. Ms. Behzad has worked at Startec since January 1998. Prior to joining Startec, she was the director of human resources at United Linen Services in Landover, Maryland and the director of human resources and administration for a large hospitality group based in San Francisco, California.

MARKET OPPORTUNITY

    Through our telecommunications and Internet initiatives, we believe that we can capitalize on several emerging growth opportunities through the following service offerings:

    - BUNDLED LONG DISTANCE AND ISP SERVICES. We expect to derive additional revenue from bundled services by using Internet access as a tool to convert high volume dial around customers to dial 1, thereby capturing domestic long distance calls at no additional incremental cost. In addition, we expect to experience lower turnover and derive greater EBITDA contribution from bundled customers on a long-term basis. Bundled voice and Internet access services (especially soon to be introduced broadband access) combined with Web hosting and design services also provide excellent up-selling opportunities to corporate customers.

    - ISP SERVICES IN EMERGING ECONOMIES. According to THE INDUSTRY STANDARD, there were 33 million Internet users outside of North America and Western Europe in 1998. This number is predicted to grow twelve-fold to 412 million by the year 2005. More specifically, in the Middle East, one of our major Virtual Community markets, industry sources predict that there were approximately one million Internet users who spent an estimated $95 million online in 1999. Moreover, Internet usage in dominant Middle Eastern markets is expected to grow between 30% and 140% on a compounded annual growth basis. By 2002, the number of Internet users in India is projected to reach 4.5 million with revenue from e-commerce generated from India predicted to grow to over half a billion US dollars.

    - IP-BASED ENHANCED SERVICES. Besides lowering transport and termination costs, our IP network will allow us to generate new revenue streams from next-generation enhanced services like universal messaging, global roaming, e-commerce etc. According to International Data Corp. (IDC), global voice revenue generated utilizing IP technology is expected to reach $1.89 billion in 1999. By 2002, this amount is projected to grow to $24.2 billion due to expected improvements in voice quality, reaching the toll-quality standards of circuit-switched transmissions. IDC estimates that the "voice-enabled Web" is expected to grow from nearly zero revenues in 1999 to $5.6 billion in 2004, representing a compounded annual growth rate of 462%.

    - VIRTUAL COMMUNITIES AND E-COMMERCE. The market for language-specific Virtual Communities is expected to exceed that of North America and Western Europe combined. Our ethnic Virtual

      Communities are expected to generate new revenue streams such as advertising, enhanced IP services and e-commerce. According to IDC, worldwide e-commerce in 1998 totaled approximately $50 billion. This amount is expected to increase to $1.317 trillion in 2003. Moreover, a higher proportion of this growth is expected to come from outside of the United States. In 1998, e-commerce revenue generated in the U.S. accounted for approximately 62% of worldwide e-commerce revenue. That percentage is expected to decline to 50% of the worldwide total in 2003.

    - INTERNATIONAL LONG DISTANCE (ILD): According to industry sources and our market research, the international telecommunications industry generated approximately $67 billion in revenues and 81 billion minutes of use during 1997. The international telecommunications market is recognized as one of the fastest growing and most profitable segments of the global telecommunications industry. According to industry estimates, international long distance minutes are projected to grow at approximately 17% per year through the year 2001. Based on publicly-available information, the U.S.-originated international telecommunications market is expected to grow at approximately 14% per year through 2001.

CUSTOMERS

    Currently, we market our communication services primarily to two customer groups: (i) residential ethnic communities with significant demand for telephone and Internet connectivity to the emerging economies; and (ii) international long distance carriers. Our residential customers generally are members of ethnic groups that tend to be concentrated in major U.S. metropolitan areas, including Asian Pacific Rim, Middle Eastern and North African, Russian and Central European communities. The number of such customers has grown significantly over the past three years, from 27,797 as of December 31, 1996 to 303,118 as of December 31, 1999. Net revenues from residential customers accounted for approximately 29%, 33% and 33% of our net revenues in the years ended
December 31, 1999, 1998 and 1997, respectively. As part of our strategy, we intend to increase the proportion of our net revenues derived from residential customers.

    We offer wholesale telecommunications services to other international long distance carriers, which allows us to balance our residential customer base and efficiently use our network capacity. These carrier customers include first- and second-tier international long distance carriers seeking competitive rates and high-quality transmission capacity. The number of our carrier customers has grown significantly since we first began marketing our services to this segment in late 1995. As of December 31, 1999, we had 105 carrier customers. Revenues from carrier customers accounted for 71%, 67% and 67% of our net revenues in the years ended December 31, 1999, 1998 and 1997, respectively. During the year ended December 31, 1999, our five largest carrier customers accounted for 64% of net revenues, with MCI/WorldCom accounting for 22% of net revenues. No other customer accounted for 10% or more of our net revenues during 1999. In a number of cases, we provide services to carriers that are also our suppliers.

SERVICES AND MARKETING

    Residential Customers

    We provide our ethnic residential customers with the following services:
(i) dial-around domestic and international long distance; (ii) dial-1 domestic and international long distance; (iii) bundled dial-1 long distance and Internet access; (iv) stand-alone Internet access services; and (v) ethnic Web communities.

    - LONG DISTANCE

     We provide our residential customers with dial-around and dial-1 long distance service for the U.S. and to all international destinations. Dial-around residential customers access our network by dialing our CIC code ("10-10-719") before dialing the number they are calling, enabling them to use our services at any time without changing their existing long distance carrier.

     Dial-1 residential customers pre-select us as their primary long distance carrier by calling one of our customer service centers. After we obtain a third-party verification of the customer's desire to switch to our long distance service, we notify the local exchange carrier (LEC) who assigns the customer's home number to our service. We then become the primary carrier for all of their domestic and international long distance calls.

     We invest substantial resources in identifying and evaluating potential markets for our services. In particular, we seek to identify ethnic groups with demographic profiles that suggest significant potential for high-volume international telecommunications usage. Once a market has been identified, we evaluate the opportunity presented by that market based upon factors that include the credit characteristics of the target group, switching requirements, network access and vendor diversity. Assuming that the target market meets our criteria, we implement marketing programs targeted specifically at that ethnic group, with the goal of generating region-specific international long distance traffic. We market our residential services under the "Startec" and "10-10-719" brand names through a variety of media, including focused print advertising in ethnic newspapers, advertising on ethnic radio and television stations, direct mail, sponsorship of ethnic events and customer referrals. We also sponsor and attend community and cultural events.

     Potential customers call a toll-free number that appears in our advertising and are connected to one of our in-language customer service representatives. We use this opportunity to obtain detailed information regarding, among other things, customers' anticipated calling patterns. The customer service representative then sends out a welcome pack explaining how to use our services and a list of our rates. Once the customer begins to use the services, we routinely monitor usage and periodically communicate with the customer to gauge service satisfaction. We also use proprietary software to assist us in tracking customer satisfaction and a variety of customer behaviors, including turnover ("churn"), retention and frequency of usage. Our customer service center, which services our residential customer base, is staffed by trained, in-language customer service representatives, and operates 24 hours a day, seven days a week. We currently employ approximately 304 customer service representatives. Additionally, customers may obtain information on all of our long distance rates and details about our services at our corporate Web site, www.startec.com.

     Although we are sensitive to the role that the price of long distance service plays in consumer decision making, we generally do not attempt to be the low-price leader. Instead, we focus on: (i) providing overall value to our customers; (ii) combining competitive pricing with high levels of service; (iii) providing customer representatives fluent in the customers' native languages; (iv) utilizing focused marketing campaigns directed at our customers' ethnic groups; and (v) being involved in our customers' communities through sponsorship of local events and other activities. We believe that this strategy increases usage of our services and enhances customer loyalty and retention.

    - BUNDLED LONG DISTANCE AND INTERNET ACCESS

     In addition to offering long distance services, we continually evaluate potential new service offerings in order to increase traffic and enhance customer loyalty and retention. In 1999, we introduced a bundled long distance/Internet access service. For our dial-1 residential customers who bill $60 a month or more, we provide free, unlimited Internet access. This service allows our customers to conveniently pay for both their long distance and Internet access with one bill and to communicate with friends and relatives through the Internet.

    - STAND-ALONE INTERNET ACCESS

     We also offer free, ad-sponsored Internet access to all of our residential customers through an agreement with 1stUp.com, a majority-owned company of CMGI, Inc. This service allows any customer to receive free, unlimited Internet access in exchange for keeping a small, sponsor-oriented navigation bar open on their screen for the duration of their online session. This service is free for our dial-around and dial-1 customers and does not require a minimum monthly usage; it may also be used as a stand-alone service, separate from our long distance services.

    - ETHNIC WEB COMMUNITIES

     To complement our Internet access services, we launched a global ethnic Web community through our online brand, eStart in October 1999. Through eStart, Startec is creating a single online destination for ethnic Internet users to access features and services that are tailored to their cultural interests. In 1999 and early 2000, eStart launched Web communities for the Arab, Iranian, Turkish and Indian ethnic segments. In 2000, eStart expects to launch five additional Web communities, including the Chinese, Russian, Polish, Israeli and Latin American communities.

     Each of these communities is connected by a gateway page that allows users to customize eStart according to their preferences for news, sports, entertainment, weather, chat rooms and discussion forums. Each community contains content that is tailored to the interests of a particular ethnic group and communications tools that allow users to stay in touch with friends and family through the Internet.

     In addition to launching five new ethnic communities in 2000, we will also be adding expanded in-language content, universal messaging, an e-commerce retail marketplace and business-to-business exchange within emerging markets and further broadband applications such as video services. Through the launch of eStart, we seek to create a robust Internet presence to strengthen our brand recognition among various ethnic communities and to generate revenue through e-commerce and advertising sales.

Carrier Customers

    To maximize the efficiency of our network capacity, we sell our international long distance services to other telecommunications carriers. We have been actively marketing our services to carrier customers since late 1995, and we believe that we have established a high degree of credibility and valuable relationships with the leading carriers. We have a dedicated marketing team serving the carrier market, including approximately 30 carrier service representatives. In addition, we participate in international carrier membership organizations, trade shows, seminars and other events that provide our carrier marketing staff with additional opportunities to establish and maintain relationships with other carriers that are potential customers. We primarily focus our marketing efforts on first- and second-tier international long distance carriers. We generally avoid providing services to lower-tiered carriers because of potential difficulties in collecting accounts receivable. Because carrier customers generally are extremely price sensitive, we closely track the prices of competitors serving the carrier market and monitor our own network costs to ensure optimal pricing for our carrier customers.

FUTURE SERVICE OFFERINGS

    We intend to capitalize on the first-market advantage and strong brand we have created in ethnic communities to increase the amount of residential and corporate customer voice, data and Internet traffic on our network by increasing our range of communications services.

BUNDLED SERVICES

    For residential customers, we will expand the marketing of our bundled dial-1 and Internet access services to more geographic markets in North America, Europe, Asia Pacific Rim and offer post-paid calling cards as part of our bundled services. Additionally, we will market prepaid telecommunications services to North American consumers through our "InstaPin" e-commerce initiative. InstaPin allows consumers to obtain a pin number to make calls on the Startec network by prepayment through a credit card.

CORPORATE SERVICES

    We will begin marketing enhanced voice, data and Internet services to business customers. We intend to target two types of business customers in 2000 with our voice, data and high-speed Internet services: (i) ethnic small and medium-sized enterprises, and (ii) mid-sized business customers with telecommunications expenditures ranging from $2,500 to $25,000 per month. For the ethnic corporate customer market, we will leverage our ethnic media channels, community relationships and ethnic brand to market our long distance, dial-up Internet access and digital subscriber line (DSL) services. We will utilize our in-language call centers to provide full-service customer support and technical assistance. For mid-sized business customers, we seek to provide a full range of communications services, including long distance, dial-up Internet access, DSL, domestic and international private line services, virtual private networks, Web hosting, collocation, ATM and frame relay services.

    To support these services, we are evaluating a number of strategic partnerships with DSL providers, cable companies and broadband wireless providers who offer high-speed connections to the Internet, so that we may provide corporate customers with a variety of price and speed alternatives for Internet connectivity. These customers will be serviced by a dedicated nationwide sales team to ensure that they receive a high level of customer service, quality and responsiveness.

DATA CENTERS

    We have hired a number of key executives to launch our corporate customer services, in particular, John Wolaver and Mark Saccente. John Wolaver is the Chief Operating Officer of North American Operations. Mr. Wolaver was most recently an Executive Vice President and Chief Operating Officer of United Telesis, LLC in Washington, D.C. Mr. Wolaver has almost 20 years of telecommunications experience, particularly in the areas of sales and marketing, with companies such as Sprint and MCI. At Sprint, he was a Director in the Partnership Marketing/Consumer Services Group where he supervised partnership marketing projects with major airline and credit card companies. At MCI, he was a Director in Corporate Marketing, where he developed new products for Fortune 1000 companies.

    Mark Saccente is the vice president of commercial services. Mr. Saccente was most recently an executive vice president of sales and marketing at American International Telephone, where he began the commercial marketing division. Prior to that, he spent seven years at WorldCom overseeing corporate services to Fortune 1000 and other large corporate customers. He has also held positions with Sprint and Cable and Wireless.

    We will also begin marketing communications services through our data centers, located in New York, Los Angeles and Miami. These data centers will allow us to offer three primary services: (i) Web hosting; (ii) collocation; and
(iii) high-speed Internet connectivity. Our objective is to provide Internet system management solutions for ethnic and mid-sized corporate customers, other telecommunications carriers and foreign-based ISPs, particularly those from the emerging economies. Our services will include our three U.S. data centers, network management, technical assistance, public and private network interconnections and scalability to accommodate increases in traffic volume. Our services will enable our target customers to outsource the monitoring, administration and optimization of their data and Internet equipment, while obtaining high-speed Internet connectivity. In 2000, we intend to open additional data centers in the emerging economies, initially in Hong Kong and India.

THE STARTEC GLOBAL NETWORK

    We provide services through a flexible network of owned and leased transmission facilities, resale arrangements and a variety of operating agreements and termination arrangements, all of which allow us to terminate voice traffic in the over 200 countries that have telecommunications capabilities. We have been expanding our network to match increases in our long distance traffic volume and to support the needs of our customers. Our network employs advanced switching technologies and is supported by monitoring facilities and our technical support personnel.

    CUSTOMER CALL CENTERS. As part of our dedication to customer service, we operate three customer service centers in Maryland, Guam and France. Each center operates 24 hours a day, seven days a week and accommodates approximately 300 customer service representatives. The Bethesda center supports the languages of the Middle East and Central Europe; the Guam center supports Asian languages, while the French center supports the languages of Western Europe. In total, our customer service centers support over 20 different languages and are supported by the Lucent Definity G3r in a multi-language environment.

    SUPPORTING TECHNOLOGY. In 1999, we began replacing and converting all of our supporting technology, including customer service, billing and office automation processes, to IP transaction-based technology. Upgrading our technology has enabled us to have scalable systems that seamlessly connect to the Internet. We replaced all of our PC-based systems with new systems, using IBM Thin Client Servers for our customer service centers and Oracle databases for our billing and reporting systems. By making these changes in our internal support systems, we created a scalable network and were then able to economically begin offering additional services to our retail customer base in the fall of 1999, such as bundled long distance and Internet access services.

    SWITCHING AND TRANSMISSION FACILITIES. We are building a state-of-the-art network using a combination of Internet Protocol (IP), Asynchronous Transfer Mode (ATM) and circuit-switched technologies to provide connectivity to the emerging economies of the world, allowing us to integrate voice, data, Internet and video services on a seamless network.

    Our network currently consists of eight domestic and international switches located in New York (2), Los Angeles, Miami, London, Paris, Dusseldorf and Guam. Our network also includes approximately 20 Points of Presence (POPs) in the U.S., Canada, Europe and Asia. POPs aggregate traffic originating from the region around the city in which it is located and route the traffic to our international gateway switches. Each POP contains telecommunications equipment that is scalable to accommodate the traffic volume demands of each region.

    To seize the new opportunities available through the convergence of voice and data traffic, we have begun deploying a world-class ATM/IP network, primarily accessing emerging economies. In 1999, we deployed approximately 50 IP gateways with access to 20 countries. We acquired and integrated a second IP network in early 2000 with ten additional IP gateways into our existing IP network. The IP gateways facilitate the transmission of voice and data traffic on our network through packet switching. We will continue to enhance our network with ATM/IP capabilities in 2000. Installing IP technology throughout our international network facilities provides us with several advantages: (i) it reduces traffic termination costs; (ii) it increases bandwidth utilization on long-haul circuits; (iii) it enables us to offer enhanced services, such as Internet access for select ethnic residential customers in North America, Europe and the Asia Pacific Rim, data and high-speed Internet services for corporate customers and video services and other broadband applications; and (iv) it reduces our reliance on the network facilities of other carriers.

    We generally install switches, POPs and IP gateways in regions where we believe we can achieve one or more of the following goals: (i) originate voice, data and Internet connections from our own customer base; (ii) transmit voice, data and Internet traffic originated elsewhere on our network to the final destination of the traffic on a more cost-efficient basis; or (iii) terminate voice, data and Internet traffic originated and carried on our own network. We intend to use the switches, POPs and IP gateways to be installed in the U.S., Canada and Europe primarily to carry traffic originated in those areas by our ethnic customer base. Equipment installed in the Asia Pacific Rim, the Middle East and in Latin and South America will be used both as "hubbing" or transit sites and to terminate traffic originated in other locations.

    In 1999, we completed construction of three data centers located in New York, Los Angeles and Miami. These data centers will allow us to offer Web hosting services, collocation facilities and high-speed Internet connectivity for domestic and international telecommunications carriers and corporate customers in 2000. We will be opening two new data centers in Hong Kong and India in 2000.

    We currently have ownership interests through Indefeasible Rights of Usage
(IRUs) on 15 cable systems, including the Canus-1, Cantat-3, Columbus II, EurAfrica, Gemini, TAT 12, 13 and 14, Atlantic Crossing, TPC-5, Guam-Philippines, China-US, and FLAG cables, and we are a signatory owner on the Columbus III and Se-Me-We 3 cables. We access additional cables and satellite facilities through arrangements with other carriers. In 1999, we invested in domestic land-based fiber optic cable facilities linking the East and West Coasts of the United States. Having an ownership interest rather than a lease interest in cable systems enables us to increase capacity without a significant increase in cost, by utilizing digital compression equipment, which we cannot do under leasing or similar access arrangements. Digital compression equipment enhances the traffic capacity of the undersea cable, which permits us to maximize cable utilization while reducing our need to acquire additional capacity.

    We enter into lease arrangements and resale agreements with other telecommunications carriers when it is cost effective to do so. We purchase switched-minute capacity from various carriers and depend on such agreements for termination of our traffic. We currently purchase capacity from approximately 75 carriers. Our efforts to build additional switching and transmission capacity are intended to decrease our reliance on leased facilities and resale agreements. We anticipate realizing operational efficiencies and improving margins as traffic across our owned facilities increases.

    We intend to incorporate additional ATM/IP capabilities in our network architecture. We are evaluating a number of existing products for implementation into our network. We anticipate realizing lower overall transmission costs and an increase in the types of data and Internet services we can offer to both residential and business customers. We are evaluating a number of strategic partnerships with DSL providers and cable companies who offer high-speed connections to the Internet, so that we may provide our residential customers with a variety of price and speed alternatives for Internet connectivity.

    OPERATING AGREEMENTS AND OTHER TERMINATION ARRANGEMENTS. We attempt to retain flexibility and maximize our termination options by using a mixture of operating agreements, transit and refile arrangements, resale agreements and other arrangements to terminate our traffic in the destination country. Our approach is designed to enable us to take advantage of the rapidly evolving international telecommunications and Internet markets in order to provide low cost international long distance services and Internet access to our customers. We also intend to leverage our relationships with international Postal, Telephone and Telegraphs (PTTs) and other foreign-based carriers as we begin offering Internet access to customers based in emerging economies.

    Our strategy is based on our ability to enter into and maintain:
(i) operating agreements with PTTs in countries whose telecommunication markets have yet to become liberalized; (ii) operating agreements with PTTs and emerging carriers in foreign countries whose telecommunications markets have liberalized;
(iii) resale agreements and transit and refile arrangements to terminate our traffic in countries with which we do not have operating agreements so as to provide us with multiple options for routing traffic; and

(iv) interconnection agreements with PTTs in each of the countries where we plan to have operating facilities. As of December 31, 1999, we had approximately 50 operating agreements, of which 34 were fully activated. These operating agreements enable us to terminate traffic at lower rates than by resale in markets where we cannot establish an on-net connection due to the current regulatory environment. We believe that we would not be able to serve our customers at competitive prices without such operating or interconnection agreements. In addition, these operating agreements provide a source of profitable return traffic for us. Termination of such operating agreements by certain foreign carriers or PTTs could have a material adverse effect on our business.

    NETWORK OPERATIONS AND TECHNICAL SUPPORT. We use proprietary routing software to maximize routing efficiency. Network operations personnel continually monitor pricing changes by our carrier-suppliers and adjust call routing to make cost efficient use of available capacity. In addition, we provide 24-hour network monitoring, trouble reporting and response procedures, service implementation coordination and problem resolution, and have developed and implemented proprietary software that enables us to monitor, on a minute by minute basis, all key aspects of our services. Recent software upgrades and additional network monitoring equipment have been installed to enhance our ability to handle increased traffic and monitor network operations. While we perform the majority of the maintenance of our network, we also have service and support agreements with Nortel and Siemens covering our primary switches in New York, Los Angeles, Miami, London, Paris and Dusseldorf. We depend upon third parties with respect to the maintenance of facilities which we lease and fiber optic cable lines in which we have an IRU or other use arrangements.

    We utilize highly automated state-of-the-art telecommunications equipment in our network and have diverse alternate routes available in cases of component or facility failure, or in the event that cable transmission wires are inadvertently cut. Back-up power systems and automatic traffic re-routing enables us to provide a high level of reliability for our customers. Computerized automatic network monitoring equipment allows fast and accurate analysis and resolution of network problems. In general, we rely upon the utilization of other carriers' networks to provide redundancy in the event of technical difficulties in the network. We believe that this is a more cost effective strategy than purchasing or leasing our own redundancy systems.

MANAGEMENT INFORMATION AND BILLING SYSTEMS

    Our operations use advanced information systems including call data collection and call data storage linked to a proprietary reporting system. We also maintain redundant billing systems for rapid and accurate customer billing. Our systems enable us, on a real time basis, to determine cost effective termination alternatives, monitor customer usage and manage profit margins. Our systems also enable us to ensure accurate and timely billing and reduce routing errors.

    Our proprietary reporting software compiles call, price and cost data into a variety of reports, which we use to re-program our routes on a real time basis. Our reporting software can generate additional reports, as needed, including customer usage, country usage, vendor rates, vendor usage by minute, dollarized vendor usage and loss reports.

    We have built multiple redundancies into our billing and call data collection systems. Two call collector computers receive redundant call information simultaneously, one of which produces a file every 24 hours for filing purposes while the other immediately forwards the call data to corporate headquarters for use in customer service and traffic analysis. We maintain these independent and redundant billing systems in order to verify billing internally and to ensure that bills are sent out on a timely basis. All of the call data, and resulting billing data, are continuously backed up on tape drive and redundant storage devices.

    Residential customers are billed for our services through the LEC, with our charges appearing directly on the bill each residential customer receives from the customer's LEC. We utilize a third party billing company which has arrangements with the LECs to facilitate collections of amounts due to us from the LECs. The third party billing company receives collections from the LEC and transfers the sums to us, after withholding processing fees, applicable taxes, and provisions for credits and uncollectible accounts. As part of our strategy, we also plan to enter into our own billing and collection agreements directly with certain LECs, direct bill customers in certain locations and offer Web-based billing. We expect that these alternative billing arrangements will provide us with opportunities to reduce the costs currently associated with billing and collection practices. We bill our carrier customers directly.

COMPETITION

    As a provider of both long distance and Internet access services, as well as offering global ethnic Web communities, we compete with companies in three primary areas: (i) the international telecommunications industry; (ii) the global ISP industry; and (iii) the ethnic/cultural Web portal arena. Our success depends upon our ability to compete with a variety of service providers within each area in the United States and in each of our international markets.

    In the telecommunications industry, we must compete with large, facilities-based multinational carriers in North America and Europe, such as AT&T, MCI WorldCom, British Telecom, France Telecom and Deutsche Telecom. We must also compete with smaller facilities-based wholesale long distance service providers in the United States and overseas that have emerged as a result of deregulation, switch-based resellers of international long distance and the respective PTT in each country in which we operate or plan to operate in the future. If local exchange carriers are allowed to offer long distance services under the Telecommunications Act of 1996, we may experience additional competition from carriers such as Bell Atlantic and SBC Communications. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Residential customers frequently change long distance carriers in response to competitors' offerings of lower rates or promotional incentives. Our carrier customers generally use the services of a number of international long distance companies, and are especially price sensitive. In addition, many of our competitors enjoy economies of scale that can result in a lower cost structure for termination and network costs, which could cause significant pricing pressures within the international communications industry. Several long distance carriers in the United States have introduced pricing strategies that provide for fixed, low rates for both international and domestic calls originating in the United States. Such a strategy, if widely adopted, could have an adverse effect on our business, financial condition and results of operations if increases in telecommunications usage do not result or are insufficient to offset the effects of such price decreases. In recent years, competition has intensified causing prices for international long distance services to decrease substantially. Prices are expected to continue to decrease in most of the markets in which we currently compete. We believe, however, that these reductions in prices have been and will continue to be more than offset by reductions in our cost of providing such services.

    The global ISP industry is also extremely competitive and includes numerous pure-play Internet service providers such as Earthlink/MindSpring, Erol's, RoadRunner and Satyam Infoway Online; free Internet service providers such as NetZero and Freeserve; and telecommunications companies that offer both telephone and Internet access services, such as AT&T, Deutsche Telecom and VSNL in India. Additionally, numerous companies are offering high-speed connections to the Internet through the deployment of DSL, T1 and fiber optic technology, including NorthPoint Communications and Rhythms NetConnections. We anticipate that prices for Internet access will continue to diminish, and we intend to offer Internet access as an incentive to reduce customer churn and increase the total long distance bill per customer through our bundled, minimum volume service. Additionally, through our IP network, we intend to offer Internet access to customers in emerging market countries, first beginning in India and Hong Kong.

    With our establishment of a series of global ethnic Web communities through our online brand, eStart, we seek to create a robust Internet presence to strengthen our brand recognition among various ethnic communities and to generate revenue through e-commerce and advertising sales. Thus, we compete with numerous Web portals and other sites for e-commerce and advertising dollars. In terms of direct competition from ethnic cultural sites, we compete with single-country portals such as Satyam Infoway Online, an Indian Web portal and ISP and chinadotcom, a Chinese Web portal. We also compete with ethnic portals that feature broad regional content, such as Star Media, a Latin American portal, Planet Arabia, an Arab community and Orientation.com, a broad-based ethnic portal. We intend to differentiate the eStart Web Communities by obtaining international, regional and local content that will appeal to ethnic communities based in numerous cities around the world. We will offer enhanced communication tools on eStart through our advanced IP network. As a telecommunications company, we have a tremendous advantage in our ability to market eStart to our long distance customer base, thereby providing our advertisers and vendors with a highly-targeted customer base. With over ten years of experience in ethnic marketing, we will utilize our knowledge of ethnic media and our in-language advertising skills to market eStart to a large and diverse group of ethnic communities based in cities in North America and Europe and gradually in cities in emerging market economies. As Internet usage continues to grow and as the technology for delivering Internet services evolves, competition among Internet service providers and ethnic cultural Web communities will continue to increase. There can be no assurance that we will be able to compete successfully in the future.

THE INTERNATIONAL TELECOMMUNICATIONS INDUSTRY

    The international telecommunications industry consists of transmissions of voice and data that originate in one country and terminate in another. The significant growth in the usage of international telecommunications services has resulted in the industry undergoing a period of fundamental change. The international market can be divided into two major segments:

    The U.S.-originated market, which consists of all international calls that either originate or are billed in the United States, and the overseas market, which consists of all calls billed outside the United States.

    According to industry sources and our market research, the international telecommunications industry generated approximately $67 billion in revenues and 81 billion minutes of use during 1997. The international telecommunications market is recognized as one of the fastest growing and most profitable segments of the global telecommunications industry. According to industry estimates, international long distance minutes are projected to grow at approximately 17% per year through the year 2001. Based on publicly-available information, the U.S.-originated international telecommunications market is expected to grow at approximately 14% per year through 2001.

    We believe that the international telecommunications market will continue to experience strong growth for the foreseeable future as a result of the following developments and trends:

    - GLOBAL ECONOMIC DEVELOPMENT AND INCREASED ACCESS TO TELECOMMUNICATIONS AND INTERNET SERVICES. The dramatic increase in the number of telephone lines, personal computers and alternative Internet access devices around the world, stimulated by economic growth and development, government initiatives and technological advancements, is expected to lead to increased demand for international telecommunications services in those markets.

    - LIBERALIZATION OF TELECOMMUNICATIONS MARKETS AND REGULATION. The continuing liberalization and privatization of telecommunications markets and the movement toward deregulation has provided, and continues to provide, opportunities for new carriers who desire to penetrate those markets.

    - REDUCED RATES CREATING HIGHER TRAFFIC VOLUMES. The reduction of outbound international long distance rates, resulting from increased competition and technological advancements, has made, and continues to make, international calling available to a much larger customer base thereby creating an increase in traffic volumes.

    - INCREASED CAPACITY. The increased availability of higher-quality digital undersea fiber optic cable has enabled international long distance carriers and Internet Service Providers to improve service quality while reducing costs.

    - POPULARITY AND ACCEPTANCE OF TECHNOLOGY. The widespread use of communications devices, including cellular telephones, and facsimile machines, as well as the increased level of Internet usage has led to a general increase in the use of communications services and stimulated demand for faster transmission of data.

    - BANDWIDTH NEEDS. The demand for bandwidth-intensive data transmission services, including Internet-based demand, has increased rapidly and is expected to continue to increase in the future.

    Liberalization of communications markets and deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. Today, there are over 600 U.S.-based long distance companies, most of which are small or medium sized companies, serving residential and business customers and other carriers. Liberalization of telecommunications markets and deregulation has occurred and is occurring elsewhere around the world, including in most EU nations, several Latin American nations and certain Asian nations. In recent years, prices for international long distance services have decreased substantially and are expected to continue to decrease in many of the markets in which the Company currently competes. Several long distance carriers in the United States have introduced pricing strategies that provide for fixed, low rates for both domestic and international calls originating in the United States. We believe that revenue losses resulting from competition- induced price decreases have been more than offset by cost decreases, as well as an increase in telecommunications usage. We believe that as settlement rates and costs for leased capacity continue to decline, international long distance will continue to provide high revenues and gross margin per minute.

    International Switched Long Distance Services

    International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. In the United States, an international long distance call typically originates on a local exchange carrier's network and is transported to the caller's domestic long distance carrier. The domestic long distance carrier picks up the call and carries the call to its own or another carrier's international gateway switch, where an international long distance provider picks it up and sends it directly or through one or more other long distance providers to a corresponding gateway switch in the destination country. Once the traffic reaches the destination country, it is routed to the party being called through that country's domestic telephone network.

    International long distance carriers are often categorized according to ownership and use of transmission facilities and switches. No carrier utilizes exclusively-owned facilities for transmission of all of its long distance traffic. Carriers vary from being primarily facilities-based, meaning that they own and operate their own land-based and/or undersea cable, satellite-based facilities and switches, to those that are purely resellers of other carrier's transmission facilities. The largest U.S.-based carriers, such as AT&T, Sprint and MCI/WorldCom, are primarily facilities-based and may transmit some of their overflow traffic through other long distance providers, such as Startec. Only very large carriers have the transmission facilities and operating agreements necessary to cover the over 200 countries to which major long distance providers generally offer service. A significantly larger group of long distance providers own and operate their own switches but use a combination of resale agreements with other long distance providers and leased and owned facilities to transmit and terminate traffic, or rely solely on resale agreements with other long distance providers.

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

    Settlement costs, which typically equal one-half of the TAR, are the fees owed to another international carrier for transporting traffic on its facilities. Settlement costs are reciprocal between each party to an operating agreement at a negotiated rate (which must be the same for all U.S.-based carriers, unless the Federal Communications Commission (FCC) approves an exception). Additionally, the TAR is the same for all carriers transporting traffic into a particular country, but varies from country to country. The term "settlement costs" arises because carriers essentially pay each other on a net basis determined by the difference between inbound and outbound traffic between them.

    Under a typical operating agreement, each carrier owns or leases its portion of the transmission facilities between two countries. A carrier gains ownership rights in digital undersea fiber optic cables by: (i) purchasing direct ownership in a particular cable (usually prior to the time the cable is placed into service); (ii) acquiring an IRU in a previously installed cable; or
(iii) by leasing or otherwise obtaining capacity from another long distance provider that has either direct ownership or IRUs in a cable. In situations in which a long distance provider has sufficiently high traffic volume, routing calls across cable that is directly owned by a carrier or in which a carrier has an IRU is generally more cost-effective than the use of short-term variable capacity arrangements with other long distance providers or leased cable. Direct ownership and IRUs, however, requires a carrier to make an initial capital commitment based on anticipated usage.

    In addition to using traditional operating agreements, an international long distance provider may use transit arrangements, resale arrangements and alternative transit/termination arrangements.

    - TRANSIT ARRANGEMENTS. Transit arrangements involve a long distance provider in an intermediate country carrying the long distance traffic originating in a second country to the destination third country. These arrangements require an agreement among the carriers in each of the countries involved in the transmission and termination of the traffic, and are generally used for overflow traffic or in cases in which a direct circuit is unavailable or not volume justified.

    - RESALE ARRANGEMENTS. Resale arrangements typically involve the wholesale purchase and sale of transmission and termination services between two long distance providers on a variable, per minute basis. The sale of capacity was first permitted as a result of the deregulation of the U.S. telecommunications market, and has fostered the emergence of alternative international long distance providers that rely, at least in part, on transmission capacity acquired on a wholesale basis from other long distance providers. A single international call may pass through the facilities of multiple resellers before it reaches the foreign facilities-based carrier that ultimately terminates the call. Resale arrangements set per minute prices for different routes, which may be guaranteed for a set period of time or may be subject to fluctuation following notice. The international long distance resale market is continually changing as new long distance resellers emerge and existing providers respond to changing costs and competitive pressures.

    - ALTERNATIVE TRANSIT/TERMINATION ARRANGEMENTS. As the international long distance market has become increasingly competitive as a result of deregulation and other factors, long distance providers have developed alternative transit/termination arrangements in an effort to decrease their costs of terminating international traffic. Some of the more significant of these arrangements include international simple resale
      (ISR), refiling and ownership of transmission and switching facilities in foreign countries, which enables a provider to terminate its traffic on its own facilities.

      Under ISR, a long distance provider completely bypasses the accounting rates system by connecting an international leased private line to the public switched telephone network of a foreign country or directly to the premises of a customer or foreign partner. Although ISR is currently sanctioned by United States and other applicable regulatory authorities only on some routes, ISR services are increasing and are expected to expand significantly as liberalization continues in the international telecommunications industry. As with transit arrangements, refiling involves the use of an intermediate country to carry the long-distance traffic originating in a second country to the destination third country. However, the key difference between transit and refiling arrangements is that under a transit arrangement the operator in the destination country has a direct relationship with the originating operator and is aware of the transit arrangement, while with refiling, the operator in the destination country typically is not aware that the received traffic originated in another country with another carrier. Refiling of traffic takes advantage of disparities in settlement rates between different countries by allowing traffic to a destination country to be treated as if it originated in another country which enjoys lower settlement rates with the destination country, thereby resulting in a lower overall termination cost. In addition, new market access agreements, such as the World Trade Organization (WTO) Agreement, have made it possible for many international long distance providers to establish their own switching facilities in certain foreign countries, allowing them to directly terminate traffic, including traffic which they have originated.

    - DEVELOPMENTS IN THE INTERNET INDUSTRY. The Internet is an interconnected global computer network of tens of thousands of packet-switched networks using Internet Protocol. Technology trends over the past decade have removed the distinction between voice and data segments. Traditionally, voice conversations have been routed on analog lines. Today, voice conversations are routinely converted into digital signals and sent together with other data over high-speed lines. In order to satisfy the high demand for low-cost communication, software and hardware developers began to develop technologies capable of allowing the Internet to be utilized for voice communications. Several companies now offer services that provide real-time voice conversations over the Internet (Internet Telephony). Current Internet Telephony does not provide comparable sound quality to traditional long distance service. The sound quality of Internet Telephony, however, has improved over the past few years and is expected to reach toll-quality standards in the near future.

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

GOVERNMENT REGULATION

    OVERVIEW

    Our business is subject to varying degrees of regulation by United States regulatory authorities at the federal and state level, as well as by foreign regulatory authorities. In recent years, the regulation of the telecommunications industry has been in a state of flux as a result of the passage of new laws seeking to foster greater competition in telecommunications markets. In particular, comprehensive amendments to the Communications Act of 1934, as amended were made by the Telecommunications Act of 1996. The purpose of the 1996 Act is to promote competition in all areas of telecommunications by reducing unnecessary regulation at both the federal and state levels to the greatest extent possible. State legislatures also have passed new laws increasing competition. The FCC and state public service commissions (PSCs) have adopted many rules to implement new legislation and encourage competition. These changes, which are still incomplete, have created new opportunities for us and our competitors.

    U.S. federal laws, including common carriage requirements under the 1934 Act and the FCC's rules, apply to our international and interstate facilities-based and resale telecommunications services. Applicable PSCs have jurisdiction under separate state statutes over telecommunications services originating and terminating within the same state. The FCC and the PSCs generally have the authority to condition, modify, cancel, terminate or revoke our operating authority for failure to comply with federal and state laws and applicable rules, regulations and policies. Fines or other penalties also may be imposed for such violations. In addition, the FCC and one or more states possesses the ability to regulate our rates and the terms and conditions under which we offer service. Any such action by the FCC and/or the PSCs could have a material adverse effect on our business, financial condition and results of operations.

    In addition, the laws of other countries directly apply only to carriers doing business in those countries. We are affected indirectly by such laws insofar as it is doing business in foreign countries, and indirectly to the extent that such laws affect foreign carriers with which we do business.

    The following summary of regulatory developments and legislation does not purport to describe all present and proposed U.S. or foreign regulations and legislation affecting the telecommunications industry. Other existing regulations are currently the subject of judicial proceedings, legislative hearings or administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or us can be predicted at this time. There can be no assurance that future regulatory judicial and legislative changes will not have a material adverse effect on us, that U.S. or foreign regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable laws and regulations, or that regulatory activities will not have a material adverse effect on our business, financial condition and results of operations.

    BILATERAL AGREEMENTS

    On February 15, 1997, the United States and 68 other countries signed the WTO Agreement and agreed to open their telecommunications markets to competition and foreign ownership starting January 1, 1998. These 69 countries represent approximately 90% of worldwide telecommunications traffic. We believe that the WTO Agreement will provide us with significant opportunities to compete in markets we could not previously access and provide facilities-based services.

    Set forth below is a timetable summarizing when each WTO signatory, other than the U.S., has agreed to implement its respective commitments:

                 1998-1999                                2000 AND THEREAFTER
--------------------------------------------  --------------------------------------------
EUROPE
Austria                Luxembourg             Bulgaria               Romania
Belgium                Netherlands            Czech Republic         Slovak Republic
Denmark                Norway                 Greece                 Turkey
Finland                Portugal               Poland
France                 Spain
Germany                Sweden
Iceland                Switzerland
Italy                  United Kingdom

AMERICAS
Brazil                 El Salvador            Antigua                Jamaica
Canada                 Guatemala              Argentina              Peru
Chile                  Mexico                 Bolivia                Trinidad
Dominican Republic                            Grenada                Venezuela

ASIA/PACIFIC RIM
Australia              Malaysia               Brunei                 Thailand
Hong Kong              New Zealand            Pakistan
Japan                  Philippines            Singapore
Korea

AFRICA/MIDDLE EAST
Ivory Coast                                   Israel                 Mauritius
                                              Senegal

    The following countries allow foreign entities to own a majority interest in facilities used to provide international service, including voice and data:

    EUROPE

    Austria, Belgium, Denmark, Finland, France, Germany, Iceland, Italy, Ireland, Luxembourg, Netherlands, Norway, Portugal, Spain, Sweden, Switzerland and the United Kingdom.

    ASIA PACIFIC RIM

    Japan, Australia and New Zealand.

    LATIN AMERICA

    Chile, Colombia, El Salvador, Guatemala and Peru.

U.S. FEDERAL REGULATION

    INTERNATIONAL COMMON CARRIER SERVICE

    The FCC's new rules implementing the WTO Agreement, which took effect on February 9,1998 generally ease restrictions on entry by foreign telecommunications carriers from WTO member countries into the U.S. and streamline FCC regulation of such carriers. Foreign entry restrictions and full FCC regulation remain in effect for foreign telecommunications carriers from non-WTO countries. The FCC's new policies implementing the WTO Agreement also address the applicability to companies from WTO member and non-member countries of equivalency and other reciprocity principles regarding international facilities-based and resale services, foreign ownership limitations and foreign carrier entry into the U.S. market. At the same time, telecommunications markets in many foreign countries are expected to be significantly liberalized, creating additional competitive market opportunities for U.S. telecommunications businesses such as us. Although many countries have agreed to make certain changes to increase competition in their respective markets, there can be no assurance that countries will enact or implement the legislation required to effect the changes to which they have committed in a timely manner or at all. Failure by a country to meet commitments made under the WTO Agreement may give rise to a cause of action for the injured foreign countries to file a complaint with the WTO.

    International telecommunications carriers are required to obtain authority from the FCC under Section 214 of the Communications Act in order to provide international service that originates or terminates in the United States. U.S. international common carriers also are required to file and maintain tariffs with the FCC specifying the rates, terms, and conditions of their services. In 1989, we received Section 214 authority from the FCC to acquire and operate satellite facilities for the provision of direct international service to Italy, Israel, Kenya, India, Iran, Saudi Arabia, Pakistan, Sri Lanka, South Korea and the United Arab Emirates. We are also authorized to resell services of other common carriers for the provision of switched voice, telex, facsimile and other data services, and for the provision of INTELSAT business services and international television services to various overseas points.

    On August 27, 1997, we were granted global facilities-based Section 214 authority under new FCC streamlined processing rules adopted in 1996 for international carriers. We are classified by the FCC as a non-dominant carrier on its international and domestic routes. A facilities-based global Section 214 authorization enables us to provide international basic switched, private line, data, television and business services using authorized facilities to virtually all countries in the world. In March 1999, the FCC once again streamlined its rules for licensing and regulating international carriers. Among other things, under the most recent rules a carrier with global Section 214 authorization for facilities-based services will be allowed to utilize any foreign submarine cable system in its provision of facilities-based international services without additional authorization.

    Under FCC rules which took effect on February 9, 1998, upon entry into force of the WTO Agreement of February 5, 1998, the FCC replaced the "equivalency" test with a rebuttable presumption in favor of the provision of switched services over interconnected private lines (international simple resale or ISR) to WTO member countries. The FCC will authorize the provision of ISR between the U.S. and a WTO member country if either the settlement rates for at least
50 percent of the settled U.S.-billed traffic between the U.S. and that country are at or below the FCC's benchmark settlement rate for that country, or the country satisfies the FCC's test for equivalent ISR policies. The FCC will authorize ISR between the U.S. and a non-WTO member country only if both the settlement rates for at least 50 percent of the settled U.S.-billed traffic between the U.S. and that country are at or below the FCC's benchmark settlement rate for that country, and the country satisfies the FCC's equivalency test. Pursuant to FCC rules and policies, our authorization to provide service via ISR will be expanded automatically to include countries subsequently approved by the FCC for ISR.

    We must also conduct our international business in compliance with the FCC's international settlements policy (IS Policy). The IS Policy establishes the parameters by which U.S.-based carriers and their foreign correspondents settle the cost of terminating each other's traffic over their respective networks. The precise terms of settlement are established in a correspondent agreement (also referred to as an "operating agreement"), which also sets forth the term of the agreement, the types of service covered by the agreement, the division of revenues between the carrier that bills for the call and the carrier that terminates the call at the other end, the frequency of settlements, the currency in which payments will be made, the formula for calculating traffic flows between countries, technical standards, and procedures for the settlement of disputes. The amount of payments (the settlement rate) is determined by the negotiated accounting rate specified in the operating agreement. Under the IS Policy, the settlement rate generally must be one-half of the accounting rate. Carriers must obtain waivers of the FCC's rules if they wish to use an accounting rate that differs from the prevailing rate or vary the settlement rate from one-half of the accounting rate.

    The IS Policy is designed to eliminate foreign carriers' incentives and opportunities to discriminate in their operating agreements among different U.S.-based carriers through a practice referred to as "whipsawing." Whipsawing involves a foreign carrier varying the accounting and/or settlement rate offered to different U.S.-based carriers for the benefit of the foreign carrier, which could secure various incentives by favoring one U.S.-based carrier over another. Under the uniform settlements policy, U.S.-based carriers can only enter into operating agreements that contain the same accounting rate and settlement terms offered to all U.S.-based carriers in that country and provide for proportionate return traffic. When a U.S.-based carrier negotiates an accounting rate with a foreign carrier that is lower than the accounting rate offered to another U.S.-based carrier for the same service, the U.S.-based carrier with the lower rate must file a notification letter with the FCC. If a U.S.-based carrier does not already have an operating agreement in effect, it must file a request with the FCC to modify the accounting rate for that country to introduce service with the foreign correspondent in that country. A U.S.-based carrier also must request modification authority from the FCC for any proposal that is not prospective, that is not a simple reduction in the accounting rate, or that changes the terms and conditions of an existing operating agreement. The notification and modification procedures are intended to provide all U.S.-based carriers with an opportunity to compete in foreign markets on a nondiscriminatory basis. Among other efforts to counter the practice of whipsawing and inequitable treatment of similarly situated U.S.-based carriers, the FCC adopted the principle of proportionate return--which requires that the U.S. carrier terminate U.S.-inbound traffic in the same proportion as the U.S.-outbound traffic that it sends to the foreign correspondent--to assure that competing U.S.-based carriers have roughly equitable opportunities to receive the return traffic that reduces the marginal cost of providing international service.

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

    In 1996, the FCC amended the IS Policy to provide carriers with flexibility to introduce alternative payment arrangements that deviate from the IS Policy. As a result of the WTO Agreement, the FCC created a rebuttable presumption in favor of alternative payment arrangements with WTO member countries. On
August 7, 1997, the FCC adopted revisions to reduce the level and increase enforcement of its international accounting "benchmark" rates, which are the FCC's target ceilings for prices that U.S. carriers should pay to foreign carriers for terminating U.S. calls overseas. In May 1999, the FCC further reformed its IS Policy by (1) eliminating the IS Policy and contract filing requirements for arrangements with foreign carriers that lack market power;
(2) eliminating the IS Policy for arrangements with all carriers on routes where rates to terminate U.S. calls are at least 25 percent lower than the relevant settlement rate benchmark previously adopted by the FCC; (3) adopting changes to contract filing requirements to permit U.S. carriers to file arrangements on a confidential basis with foreign carriers with market power on routes where the international settlements policy is removed; (4) adopting procedural changes to simplify accounting rate filing requirements; and (5) eliminating the flexibility policy in recognition that the reforms to the international settlements policy render the flexibility policy largely superfluous. While these rule changes may provide more flexibility to us to respond more rapidly to changes in the global telecommunications market, it will also provide similar flexibility to our competitors. We intend, where possible, to take advantage of lowered accounting rates and more flexible settlement arrangements.

    As of December 31, 1999, we had operating agreements and interconnection arrangements with carriers in approximately 50 countries, primarily in emerging economies. FCC regulations require that U.S. international telecommunications carriers file copies of their contracts with dominant foreign carriers, including operating agreements, with the FCC within 30 days of execution. We have filed, or will file, operating agreements with the FCC as required. The FCC's rules also require us to file periodically a variety of reports regarding its international traffic flows and use of international facilities. We have on file, and maintain with the FCC, annual circuit status reports and traffic data reports. An FCC rulemaking proceeding is pending in which it has proposed to reduce certain reporting requirements of common carriers. We are unable to predict the outcome of this proceeding or its effect on us.

    The FCC is currently considering whether to limit or prohibit the practice whereby a carrier routes, through its facilities in a third country, traffic originating from one country and destined for another country. The FCC has permitted third country calling where all countries involved consent to this type of routing arrangements, referred to as "transiting." Under certain arrangements referred to as "refiling," the carrier in the destination country does not consent to receiving traffic from the originating country and does not realize the traffic it receives from the third country is actually originating from a different country. The FCC to date has made no pronouncement as to whether refile arrangements comport either with U.S. or ITU regulations. It is possible that the FCC may determine that refiling, as defined, violates U.S. and/or international law. To the extent that our traffic is routed through a third country to reach a destination country, such an FCC determination with respect to transiting and refiling could have a material adverse effect on our business, financial condition and results of operations.

    The FCC also regulates the ability of U.S.-based international carriers affiliated with foreign carriers to serve markets where the foreign affiliate is dominant. Previously, U.S. carriers were required to report any investment by a foreign carrier of 10% or greater, and we reported the only foreign carrier investment in us at the time, an affiliate of Portugal Telecom. Under the FCC's new rules implementing the WTO Agreement, which took effect on February 9, 1998 the threshold for notification of affiliations with foreign carriers has been increased to 25%. Under the new rules, we are affiliated with Global Communications GmbH, a licensed carrier in Germany, and Phone Systems and Network, S.A., a licensed carrier in France. The FCC considers a foreign-affiliated U.S. carrier to be dominant on foreign routes where the foreign affiliate is a monopoly or has more than 50 percent market share in international or local telecommunications. None of the carriers with which we are affiliated are considered dominant in their foreign markets, and we are not regulated as dominant on any international route.

    In September 1999, the FCC adopted a policy allowing United States users of International Telecommunications Satellite Organization (INTELSAT) satellite services to have direct access to the INTELSAT system. The policy is designed to promote competition in international satellite communications and strengthens the competitiveness of U.S. carriers and service providers in the global communications market. Previously, U.S. users had to go through Comsat Corporation (Comsat) exclusively to gain access to INTELSAT. Interexchange carriers, broadcast networks, and earth station operators will now be able to order, receive, and pay INTELSAT for use of satellite services at the same rates that INTELSAT charges its Signatories. As a result, U.S. companies will be able to compete on a level playing field with foreign companies that already have direct access to the INTELSAT system. The new policy may also put competitive pressure on Comsat rates and the rates of competing satellite operators, and enhance the ability of U.S. carriers to compete globally with their counterparts that obtain capacity directly from INTELSAT.

    The FCC may condition, modify or revoke any of the Section 214 authorizations granted to us for violations of the Communications Act, the FCC's rules and policies or the conditions of those authorizations or may impose monetary forfeitures for such violations. Any such action on the part of the FCC may have a material adverse effect on our business, financial condition and results of operations.

    INTERNET SERVICES, INTERNET TELEPHONY AND ADVANCED SERVICES

    In the U.S., Internet services, including voice communications over the Internet or Internet telephony, currently are treated as information services and may be provided on an unregulated basis. In December 1996, the FCC initiated a Notice of Inquiry (the "Internet NOI") regarding whether to impose regulations or surcharges upon providers of Internet access and information services. The Internet NOI specifically identifies Internet Telephony as a subject for FCC consideration. This proceeding remains pending. In April 1998, the FCC filed a report with Congress stating that Internet access falls into the category of information services, and should not be subject to common carrier regulation, including the obligation to pay access charges, but that the record suggests that some forms of Internet services may be more like telecommunications services than information services, and possibly should be subject to common carrier regulation. To our knowledge, there are no domestic and only a few foreign laws that prohibit voice communications over the Internet.

    In addition, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. State PUCs may also retain jurisdiction to regulate the provision of intrastate Internet telephone services. If Congress, the FCC, or a state utility commission begins to regulate Internet Telephony, there can be no assurances that any such regulation will not materially adversely affect our business, financial condition or results of operations. Similarly, certain foreign governments have begun to consider more closely the regulatory status of Internet services, especially Internet Telephony. We cannot predict the likelihood that U.S. federal or state authorities or foreign governments will impose additional regulation on our Internet-related services, nor can we predict the impact that future regulation will have on our operations.

    In September 1999, the FCC initiated a notice of inquiry regarding voice over Internet telephony (both computer to computer and phone to phone Internet telephony) seeking comment on the availability of Internet telephony, the extent it has begun to replace traditional telecommunications services, the percentage of disabled persons who utilize Internet telephony, and whether it falls under the purview of Section 255 of the Telecommunications Act. Section 255 of the Telecommunications Act requires a provider of telecommunications service to ensure that its service is accessible and usable by persons with disabilities, if readily achievable. Our operations could be materially impacted if the FCC decides to adopt rules subjecting Internet Telephony to the requirements of
Section 255 since it would require us to ensure that our Internet telephony services are compatible with telecommunications devices used by the disabled.

    The FCC also has initiated proceedings addressing the availability of advanced communications services to all Americans.

    The FCC has developed new rules on a wide variety of issues associated with the provision of advanced services by wireline carriers. For example, the FCC clarified that the interconnection, unbundling and resale obligations of incumbent local exchange carriers (ILECs) under Section 251 of the 1996 Act extend to their provision of advanced services, and proposed measures to promote the deployment of advanced services by both ILECs and competitive local exchange carriers (CLECs). In rules adopted in March 1999, the FCC required expanded physical collocation rights for CLECs and strengthened the rights of CLECs to order unbundled network elements required to provide advanced services. However, the FCC also interpreted the 1996 Act as permitting ILECs to deploy advanced services through separate affiliates which would not be regulated as an ILEC. In October 1999, the FCC issued a Notice of Proposed Rulemaking in which it sought comment on its proposed data gathering requirements that will be used by the FCC to assess the deployment of broadband facilities. Also in October 1999, the FCC convened a Joint Conference for state regulatory commissions and the FCC to facilitate the cooperative development of policies to promote the widespread deployment of advanced services.

    In February 2000, the FCC released a Notice of Inquiry, which begins its second inquiry into whether advanced telecommunications capability is being deployed to all Americans in a reasonable and timely fashion. The FCC was encouraged by the ongoing level of investment in high-speed services by many companies, but was concerned that only a small percentage of Americans actually subscribe to high-speed services. The FCC sought comment from the telecommunications industry to determine the extent to which broadband infrastructure is being deployed, who has access to it and who does not. The FCC will utilize this information to determine if any regulatory action is necessary. These new rules should enhance the flexibility of our options for providing advanced services, but we cannot predict the final outcome of these proceedings or any court appeals that might ensue.

    INTERSTATE INTEREXCHANGE SERVICES

    Our provision of domestic long distance service in the United States is subject to regulation by the FCC and certain state PSCs, who regulate to varying degrees interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which our domestic services are provided. We must comply with the requirements of common carriage under the Communications Act. Pursuant to the Communications Act, we are subject to the general requirement that our charges and regulations for communications services must be "just and reasonable" and that we may not make any "unjust or unreasonable discrimination" in our charges or regulations. Carriers like us also are subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, require the filing of periodic reports, and restrict interlocking directors and management. We have also filed domestic long distance tariffs with the FCC. The FCC also has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

    The FCC has established different levels of regulation for dominant and non-dominant carriers. Among domestic common carrier service providers, only GTE, the RBOCs and other ILECs are classified as dominant carriers, and all other providers of domestic common carrier services, including us, are classified as non-dominant carriers. The 1996 Act provides the FCC with the authority to forebear from imposing any regulations it deems unnecessary, including requiring non-dominant carriers to file tariffs. In November 1996, in its first major exercise of regulatory forbearance authority granted by the 1996 Act, the FCC issued an order detariffing domestic interexchange services. The order required mandatory detariffing and gave carriers like us nine months to withdraw federal tariffs and move to contractual relationships with its customers. This order was to take effect as of December 1997. On February 13, 1997, however, the U.S. Court of Appeals for the District of Columbia Circuit stayed the FCC's order pending judicial review. The appeal remains pending.

    Should the appeal fail and the FCC's order become effective, we may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. The absence of tariffs, however, will also require that we secure contractual agreements with our customers regarding many of the terms of the existing tariffs or face possible claims arising because the rights of the parties are no longer clearly defined. To the extent that our customer base involves "casual calling" customers, the potential absence of tariffs could require us to establish contractual methods to limit potential liability. On August 20, 1997, the FCC partially reconsidered its order by allowing dial-around carriers like us to maintain tariffs on file with the FCC.

    The 1996 Act directs the FCC, in cooperation with state regulators, to establish a Universal Service Fund ("USF") that will provide subsidies to carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the USF also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. The FCC released its order in June 1997. For the first quarter of 2000, the FCC established a contribution factor for all interexchange carriers of nearly 6% of eligible interstate, and international long distance service revenues. Any increase in the universal service contribution factor may increase our contribution to the USF and negatively impact our performance.

    In November 1999, the FCC released two Orders in which it (1) established a new federal high-cost support mechanism that is designed to enable non-rural carriers' rates for services supported by universal service to remain affordable and reasonably comparable in all regions of the country, and (2) adopted final input values for the cost model used to determine the forward-looking costs of providing supported services, respectively. The new high cost support mechanism will provide support to non-rural carriers to the extent their estimated intrastate forward-looking costs of providing supported services in high-cost areas exceed the national benchmark, which is set at 135% of the national per line average. The FCC's new forward-looking high-cost support mechanism for non-rural carriers began providing support effective January 1, 2000. Implementation of the subsidy will increase burdens on interexchange carriers that must contribute to the USF. The FCC, however, allows interexchange carriers to pass these charges through to their customers. The FCC's implementation of universal service requirements remains subject to judicial and additional FCC review. We are unable to predict the potential impact of these universal service funding reforms. Based upon our domestic interexchange revenues, we have applied to the FCC for a waiver of USF contribution requirements. We cannot predict the likelihood that its request will be granted.

    In July 1999, the FCC issued a Notice of Inquiry (NOI) into the effect of certain charges imposed on low-volume users of interstate long-distance service. The inquiry addresses a variety of flat-rated charges that appear on consumers' bills, such as charges to recover the presubscribed interexchange carrier charges long distance carriers' monthly minimum-usage charges, and charges to recover USF contributions. The FCC generally seeks to determine whether low-volume consumers are paying their fair share of the costs of interstate access, universal service, and carriers' costs of maintaining accounts or more than their fair share. If low-volume users are determined to be paying more than there fair share, the FCC may explore what corrective actions might be taken by the FCC, by state commissions, by the carriers, or by consumers themselves to rectify this problem. While the FCC stated the NOI was not designed to increase regulation, the proceeding may result in changes in the manner in which interexchange carriers may recover such charges from consumers.

    CASUAL CALLING ISSUES

    The FCC has adopted new rules that expand the number of codes available for casual calling services. An increase in the number of codes available for casual calling allows for increased competition in the casual calling industry. In addition, the FCC is considering rules to require dominant local exchange carriers and competitive local exchange carriers to make billing arrangements available on a nondiscriminatory basis to casual calling service providers. We already have LEC billing arrangements in place but may wish to take advantage of rules the FCC may adopt to develop new billing arrangements with competing LECs. Competing casual calling providers without billing arrangements also would benefit from such a nondiscriminatory billing obligation.

    OTHER LEGISLATIVE AND REGULATORY INITIATIVES

    The 1996 Act is designed to promote local competition through state and federal deregulation. As part of its pro-competitive policies, the 1996 Act frees the Regional Bell Operating Companies (RBOCs) from the judicial orders that prohibited their provision of long distance services outside of their operating territories (LATAs). The 1996 Act provides specific guidelines that allow the RBOCs to provide long distance inter-LATA service to customers inside its region, subject to a demonstration to the FCC and state regulators that the RBOC has opened up its local network to competition and met a "competitive checklist" of requirements designed to provide competing network providers with nondiscriminatory access to the RBOC's local network.

    Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them. In December 1999, the FCC for the first time approved an RBOC's Section 271 application to provide long distance telephone service. The FCC authorized Bell Atlantic to provide long distance service in New York State. AT&T Corp. and other carriers have appealed the FCC decision, which is being considered by the Court of Appeals for the District of Columbia Circuit. The grant of such authority to Bell Atlantic and other RBOC's will increase competition in the provision of domestic and international long distance services.

    To originate and terminate calls in connection with providing their services, long distance carriers like us must purchase "access services" from ILECs or CLECs. Access charges represent a significant portion of our cost of U.S. domestic long distance services and, generally, such access charges are regulated by the FCC for interstate services and by PSCs for intrastate services. In May 1997, the FCC released an order that fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end user customers. Appeals by numerous parties were denied by the Eighth Circuit Court of Appeals on August 19, 1998. Subsequently, the FCC proposed various measures to accelerate reductions in ILEC access charges and to give ILECs increased flexibility to set prices in response to competition. Together, these actions could significantly reduce the prices of ILEC access services to us, as well as to our competitors.

    In August 1999, the FCC revised its rules that govern the provision of interstate access services by those local exchange carriers (LECs) subject to price cap regulation. The FCC implemented a market-based approach, pursuant to which price cap LECs would receive pricing flexibility in the provision of interstate access services as competition for those services develops. The Order granted immediate pricing flexibility to price cap LECs in the form of streamlined introduction of new services, geographic deaveraging of rates for services in the trunking basket, and removal, upon implementation of toll-dialing parity, of certain interstate interexchange services from price cap regulation. It also established a framework for granting price cap LECs greater flexibility in the pricing of all interstate access services once they satisfy certain competitive criteria. Pursuant to a two-phase introduction, the FCC will
(1) allow price cap LECs to offer contract tariffs and volume and term discounts for those services for which they make a specific competitive showing, and
(2) permit price cap LECs to offer dedicated transport and special access services free rate structure and price cap rules, provided that the LECs can demonstrate a significantly higher level of competition for those services. The FCC also issued a Notice of Proposed Rulemaking seeking comment on proposals for geographic deaveraging of the rates for services in the common line and traffic-sensitive baskets. The FCC denied a petition for declaratory ruling filed by AT&T requesting that the FCC confirm that interexchange carriers may elect not to purchase switched access services offered under tariff by competitive local exchange carriers. While the FCC declined to address AT&T's concerns in a declaratory ruling it did find that AT&T's petition and supporting comments suggest a need for the FCC to revisit the issue of CLEC access rates. Therefore, it initiated a rulemaking regarding the reasonableness of these charges and whether the FCC might adopt rules to address, by the least intrusive means, any failure of market forces to constrain CLEC access charges.

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

    The ultimate resolution of local interconnection issues could enhance our flexibility in terminating customer traffic. Certain additional provisions of the 1996 Act, and the rules that have been proposed to be adopted pursuant thereto, could materially affect the growth and operation of the telecommunications industry and the services provided by us. Further, certain of the 1996 Act's provisions have been, and likely will continue to be, judicially challenged. We are unable to predict the outcome of such rulemakings or litigation or the substantive effect of the new legislation and the rulemakings on our business, financial condition and results of operations.

    The Telecommunications Act of 1996 contains provisions imposing criminal liability on: (1) persons sending or displaying indecent material on an interactive computer service such as the Internet in a manner available to minors and (2) entities knowingly permitting facilities under their control to be used for such activities. The U.S. Supreme court held these provisions to be unconstitutional in 1997. In 1998, Congress passed the Child Online Protection Act ("COPA") imposing criminal liability and civil liability on any person who by means of the World Wide Web, makes any communication for commercial purposes available to minors that includes material that is harmful to minors. COPA is geared towards preventing minors from accessing indecent material on the Internet by criminalizing certain communications to minors and imposing a "filtering" requirement on ISPs. The sections of COPA that impose criminal and civil liability for the dissemination of harmful material to minors have been stayed by the U.S. District Court for the Eastern District of Pennsylvania pending a trial on their constitutionality. However, the "filtering" requirement in COPA has not been stayed, and ISPs must notify users of existing measures (e.g. hardware, software, and filtering devices) that may assist the users in limiting minors' access to harmful material. Subsequent enforcement of the liability provisions of COPA restricting minors' access to harmful material may chill the development of Internet content or have other adverse effects on ISPs like us. In addition, in light of the uncertainty attached to the enforcement of the law, there can be no assurances that we would not have to modify our operations to comply with COPA, including, among other things, prohibiting users from maintaining home pages on the Web that contain material deemed harmful to minors.

    In October 1999, the Federal Trade Commission completed its rulemaking implementing the Children's Online Privacy Protection Act of 1998 (COPPA). COPPA goes into effect on April 21, 2000, after which online services and Web site operators who have actual knowledge that they are collecting personally identifiable information online from children or who target their Web sites or services or portions thereof to children under 13 years of age without complying with its requirements will face the risk of prosecution by the FTC and State Attorneys General. Collecting information includes providing a child with the ability to have an e-mail account or the ability to post to a chat room, bulletin board or other online forum. COPPA's primary goal is to require parental consent before a child can make personal information publicly available through chat rooms or e-mail. In addition, COPPA, subject to several exceptions, limits what a commercial site can collect without prior parental consent even though there is no evidence of harm to children resulting from data collection from children. We cannot predict the impact of this Act on our business.

    The Digital Millennium Copyright Act, which was signed by the President on October 24, 1998, includes a variety of copyright measures and creates new rules governing the liability of ISPs and sites for the copyright infringements of users. The Act provides protection to ISPs and site operators for violations by third parties on their systems. The Act also provides copyright owners remedies to obtain rapid take downs of infringing material online, as well as a method of obtaining the identity of individuals who infringe on their copyrights.

    Congress has recently adopted legislation that regulates certain aspects of the Internet, including on-line content, user privacy and taxation. For example, the Internet Tax Freedom Act prohibits certain taxes on Internet uses through October 21, 2001. We cannot predict whether substantial new taxes will be imposed on our services after that date. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, Internet fraud, and privacy. Various states have adopted and are considering Internet-related legislation. Increased United States regulation of the Internet may slow its growth, particularly if other governments follow suit. If this were to occur, our business may be negatively impacted.

    On March 1, 2000, the FCC and the Federal Trade Commission issued a joint policy statement on deceptive advertising of long distance telephone services, including dial-around services. The Policy Statement offers guidance to carriers to ensure that their advertising is truthful, complete and non-misleading. It also describes the kind of factors the FCC will consider in determining whether to bring enforcement action against carriers for deceptive advertising practices. The principles of truth and accuracy apply to advertisements conveyed via television, radio, magazines, newspapers, direct mail, telemarketing, the Internet, or oral representations made by customer service operators. The Policy Statement expressly states that it does not preempt existing state law.

    CONSUMER INFORMATION

    In May 1999, the FCC adopted principles and guidelines to make it easier for consumers to read and understand their telephone bills. The FCC enacted broad guidelines that implement three basic principles--consumers should know:
(1) who is asking them to pay for service, (2) what services they are being asked to pay for, and (3) where they can call to get more information about the charges appearing on their bill.

    In March 1999, the FCC adopted rules which will require long distance carriers publicly disclose their rates to the public in an easy-to-understand, clear format, once these services are detariffed. Specifically, the order requires long distance carriers to make the rates, terms, and conditions of their interstate, domestic, long distance services available to the public in at least one location during regular business hours. Carriers that have an Internet Web site must also post this information on-line in a timely and easily accessible manner. The FCC initially established a public disclosure requirement in its SECOND REPORT AND ORDER in October 1996 that ordered complete detariffing pursuant to the forbearance provisions of section 10 of the Communications Act. The Court of Appeals for the District of Columbia Circuit subsequently stayed the rules adopted in the DETARIFFING ORDER pending a decision on appeal. The court also held its proceedings in the appeal of the SECOND REPORT AND ORDER in abeyance to allow the FCC to act on petitions for reconsideration of the SECOND REPORT AND ORDER and the subsequent ORDER ON RECONSIDERATION. The public disclosure requirement, therefore, will not be effective until the court's ruling on the merits of the SECOND REPORT AND ORDER.

STATE REGULATION

    INTERSTATE SERVICES

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

    Generally we are required to obtain certification from the relevant state PSC prior to the initiation of intrastate service and to file tariffs with such states. Through our subsidiary, Startec Global Licensing Company, we are currently authorized (or certification is not required) to provide service in 40 states and the District of Columbia. Additional applications for approval are pending in three states. In some states where we are already certified, we are seeking or may seek modification of our certification to provide facilities-based, in addition to resale, services. Although we intend and expect to obtain operating authority in each jurisdiction in which operating authority is required, there can be no assurance that one or more of these jurisdictions will not deny our request for operating authority. Any failure to maintain proper federal and state certification or tariffs, or any difficulties or delays in obtaining required certifications could have a material adverse effect on our business, financial condition and results of operations.

    Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignments of carrier assets, carrier stock offerings, and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations, and policies of the PSCs. Fines and other penalties also may be imposed for such violations. Any such action by the PSCs could have a material adverse effect on our business, financial condition and results of operations. As we expand our operations into other states, we may become subject to the jurisdiction of their respective PSCs for certain services offered by us. We monitor regulatory developments in all 50 states to ensure regulatory compliance.

FOREIGN REGULATION

    EUROPEAN UNION

    As we have expanded our operations into Europe, it has become subject to the regulations established by various European governments. These regulations, in turn, are evolving within the context of a European-wide telecommunications framework established by the European Commission (EC) for the entire European Union (EU). The EU consists of the following fifteen member states: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom. Our expansion into any EU country may be directly or indirectly affected by the EC regulatory framework.

    EU member states are required to implement directives issued by the EC authorities (the EU Commission and the Council of the European Union) by passing national legislation. If an EU member state fails to effect such directives with national (or, as the case may be, regional, community or local) legislation and/or fails to render the provisions of such directives effective within its territory, the EC may take action against the EU member state, including proceedings before the European Court of Justice, to enforce the directives.

    The EC and Council of the EU have issued a number of key regulations and directives establishing basic principles for the liberalization of the EU telecommunications market. The general framework for this liberalized environment has been set out in the EC's Services Directive. The Services Directive sets out principles relating to restrictions on the number of licenses permitted and to procedures, fees, essential requirements and appeals. The Services Directive directs EU member states to permit the competitive provision of all telecommunications services with the exception of voice telephony (which does not include value-added services and voice services within closed user groups) and certain other services that have been gradually liberalized through subsequent amendments to the Services Directive.

    The Full Competition Directive, adopted in March 1996, amended the Services Directive to set January 1, 1998 as the date by which all EU member states were required to remove all remaining restrictions on the provision of telecommunications services and telecommunications infrastructure, including voice telephony. Certain derogations from compliance with this timetable have been granted. The derogations granted by the EC are as follows: Luxembourg (July 1, 1998), Spain (November 30, 1998), Ireland (January 1, 2000), Portugal (January 1, 2000) and Greece (January 1, 2001).

    This basic framework has been advanced by a series of harmonization directives, which include the so-called Open Network Provision directive (ONP), which established the basic rules for access to the public network, the Leased Lines Directive, which required the incumbent carriers to lease lines to competitors and end-users and to establish cost accounting systems for those products by the end of 1993, the Licensing Directive of April 1997, which set out framework rules for the procedures associated with the granting of national authorizations for the provision of telecommunications services and for the establishment or operation of any infrastructure for the provision of telecommunications services, and the Interconnection Directive of June 1997, which sets out the regulatory framework for securing in the EU the interconnection of telecommunications networks.

    The EU has also enacted a directive on data protection that imposes restrictions on the processing of personal data which are more restrictive than current United States privacy standards. Under the directive, personal data about EU residents may not be transferred outside the EU unless certain specified conditions are met. In addition, persons whose personal data is collected, processed or transferred within the EU are guaranteed a number of rights, including the right to access and obtain information about their data, the right to have inaccurate data rectified, and the right to object to the processing of their data for direct marketing purposes. The directive affects all companies that collect, process or transfer personal data in the EU or receive personal data from the EU. It may also affect companies that collect or transmit information over the Internet from individuals in the EU. For example, companies that do business in the EU may not be permitted to transfer personal data to countries that do not maintain adequate levels of data protection. The EU also has a separate directive on the privacy and processing of personal data in the telecommunications sector. Although we do not engage in the collection of data for purposes other than the routing of calls and billing, the data protection directives are quite broad and the EU privacy standards are stringent. The potential effect of these directives on the development of our business is uncertain.

    A 1998 amendment to the Interconnection Directive calls for the introduction of operator number portability by January 1, 2000 and extended the requirement of number portability to the entire fixed network. The amended Directive further requires the introduction of carrier preselection for at least all fixed network operators by January 1, 2000. Each EU member state in which we currently conduct business has a different regulatory regime, and we expect such differences to continue. Accordingly, we must obtain different approvals, where required, from country to country. As part of the EC commitment, all EU member states are also signatories to the WTO Agreement.

    In November 1999, the EC released a report setting forth principles for the development of a new framework for the regulation of EU communications infrastructure and associated services. Based on comments submitted by interested parties in February 2000, the EC expects to produce proposals to amend the existing regulatory framework in the first half of 2000. Among others, new regulatory measures will be adopted in the following areas: (i) licensing and authorizations; (ii) access and interconnection; (iii) management of radio spectrum; (iv) universal service; (v) number portability; (vi) consumer protection; and (vi) competition. The EC indicated that it did not support the creation of Internet-specific rules, instead the EC expressed its desire to treat Internet transmission services in the same way as other transmission services.

    A proposal for a directive to establish a coherent legal framework for the development of electronic commerce was put forth by the EC in November 1998. The directive would cover all information services, both business to business and business to consumer services, including services provided free of charge to the recipient (e.g. funded by advertising or sponsorship revenue and services allowing for on-line electronic transactions such as interactive teleshopping of goods and services and on-line shopping malls). The proposed Directive would establish specific harmonized rules only in those areas strictly necessary to ensure that businesses and citizens could supply and receive information society services through the EU, irrespective of frontiers. These areas include definition of where operators are established, electronic contracts, liability of intermediaries, dispute settlement and role of national authorities. In other areas the Directive would build on existing EU instruments which provide for harmonization or on mutual recognition of national laws. The Directive would apply only to service providers established within the EU and not those established outside.

    OUR MAJOR INTERNATIONAL MARKETS

    AUSTRIA. Austria joined the EU in January 1995 and, consequently, became subject to the telecommunications directives of the EC, including the agreement for total market liberalization by January 1998. In compliance with the EU directives, in particular in response to an official EU directive warning Austria of the consequences of delaying deregulation, a new telecommunications law (TKG 97) was passed by Parliament on August 1, 1997. The TKG 97 introduced full competition to the Austrian telecommunications market and established a new independent regulatory body, the Telekom Control Commission, to issue licenses and monitor compliance with telecom regulations.

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

    Startec Global Communications U.K. Ltd. (Startec UK), a wholly owned subsidiary of Startec Global Communications Corporation, was incorporated on April 27, 1998. Startec UK holds various telecommunications licenses and/or authorizations that allow it to offer services both in the United Kingdom and other European countries. In Austria, Startec UK holds a license for the provision of voice telephone by self-operated telecommunications network in Austria. This license allows for interconnection to Telekom Austria AG, the former monopoly PTT, and for the provision of retail and wholesale services in Austria.

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

    Startec Global Communications Company Canada (Startec Canada), was incorporated on July 29, 1998. Startec Canada has obtained a Class A License, enabling it to provide commercial and wholesale telecommunication services in Canada. Startec Canada has also obtained extra-provincial registrations in Nova Scotia, Ontario, Manitoba, Alberta and British Columbia. Startec Canada currently offers retail prepaid services in British Columbia, Quebec and Ontario and wholesale carrier services nationwide.

    CHINA. China's regulatory regime remains one of the strictest in the world. Some analysts predict that foreign participation in the Chinese telecommunications industry will be relatively slow. These analysts believe that local, domestic long distance, and international gateway facilities services will remain under Chinese government control for several years. China has some government-affiliated ISPs and some small independent ISPs that are not linked to the Internet. Access to the Chinese market remains uncertain.

    EGYPT. Telecom Egypt has a monopoly on national long distance and international long distance telephony. There does not appear to be plans to introduce competition in these segments of the market in the near future. The Telecommunication Regulatory Authority (TRA) regulates the telecommunications industry in Egypt. Among other things, the role of TRA is to issue licenses, consent to changes to tariffs, and ensure adequate quality of services. Both Egypt Telecom and TRA operate under the Ministry of Transportation and Communication. It is possible that a portion of the Egyptian telecommunication industry may be privatized in the future.

    FRANCE. In July 1996, legislation was enacted providing for the immediate liberalization of all telecommunications activities in France, but maintaining a partial exception for the provision of voice telephony. Voice telephony was subsequently fully liberalized on January 1, 1998. The establishment and operation of public telecommunications networks and the provision of voice telephony are subject to individual licenses, which are granted by the minister in charge of telecommunications upon recommendation of France's independent regulatory authority, the Autorite de Regulation des Telecommunications (ART).

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

    Startec Global Communications (Germany) GmbH (Startec Germany), is a wholly owned subsidiary of Startec. In December 1998, Startec Germany purchased Global Communications GmbH, a German carrier with Siemens EWSD switch located in Dusseldorf. Global Communications GmbH holds a Class 4 (Nationwide) license, and an interconnection agreement with Deutsche Telekom which allows us to provide a full range of telecommunication services and to obtain interconnection with Deutsche Telekom. An interconnection agreement with Deutsche Telekom has been signed with final physical interconnect pending. Currently also, Startec Germany has installed a POP site in Frankfurt which is being upgraded to a Siemens EWSD switch. We offer wholesale and retail prepaid services in Germany.

    HONG KONG. The international telecommunications services market is open for competition. As of September 30, 1999, 33 companies have filed for licenses to provide international fixed telecommunications network services in Hong Kong. We expect to face stiff competition in this market.

    INDIA. In 1999, the Government of India announced a series of regulatory initiatives designed to change the telecommunications market in India. The primary initiatives include: (1) Indian commitment to creating a strong and independent regulator; (2) privatizing the Department of Telecommunications (by
2001); (3) changing its licensing regime for new licenses (from fixed fee to entry fee plus revenue share); (4) opening its domestic long distance market;
(5) reviewing its international service monopoly;

(6) allowing more carriers to provide fixed line services; and (7) monitoring and reviewing the merits of allowing Internet telephony (which is currently prohibited).

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

    THE NETHERLANDS.  The Dutch Telecommunications Act of 1998 (Dutch Telecom
Act), which became effective December 15, 1998, provides the current regulatory framework for the provision of telecommunications services in the Netherlands. The new regime closely parallels the EU Licensing Directive requiring individual licenses only for the use of spectrum. All other services including the installation and provision of public telecommunications networks, leased lines and broadcasting networks may be provided pursuant to registration. The newly enacted Dutch Telecom Act also facilitates the construction of telecommunications networks by giving registered carriers access to rights-of-way, subject to certain conditions.

    In the Netherlands, we hold a Special Network Access Registration, which allows for retail and wholesale services and interconnection with Royal KPN Netherlands, N.V. Startec has installed a POP in the Netherlands, and currently offers carrier wholesale and prepaid retail services to customers in the Netherlands.

    NEW ZEALAND. The New Zealand market is fully liberalized. In New Zealand, Startec UK holds a registration as an operator under the Telecommunications (International Services) Regulations 1994. We have not yet commenced services in New Zealand.

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

    Startec Global Communications (Switzerland) GmbH (Startec Switzerland), our wholly owned subsidiary, was incorporated on August 5, 1998. Startec Switzerland holds a Registration for the Supply of Telecommunications Services in Switzerland, which allows for interconnection with Swisscom S.A. as well as for the provision of wholesale and retail services. Startec Switzerland has installed a POP site in Geneva through which retail prepaid and wholesale carrier services are provided in Switzerland.

    SYRIA. The Syrian Telecommunications Establishment (STE) is both the regulator and telecommunications service provider in Syria. The STE has the exclusive rights on all wireline and wireless services provided in the country. The policy of the Syrian government continues to be against privatization of telecommunications services. Recently, the STE has entered into build, operate, and transfer agreements with several private sector companies for the provision of certain telecommunications services. In September 1999, the STE issued a request for proposal that would award a contract to establish a countrywide

Internet backbone. The government will control the country's international connection to the global Internet.

    THE UNITED KINGDOM. The Telecommunications Act 1984 (the U.K. Act) provides a licensing and regulatory framework for telecommunications activities in the United Kingdom, which are fully competitive. The Secretary of State for Trade and Industry at the Department of Trade and Industry (the Secretary of Trade) is responsible for granting licenses under the U.K. Act and for overseeing telecommunications policy, while the Director General of Telecommunications (the "Director General") and his office are responsible, among other things, for enforcing the terms of such licenses. The Director General will recommend the grant of a license to operate a telecommunications network to any applicant that the Director General believes has a reasonable business plan, the necessary financial resources and where there are no other overriding considerations against the grant of a license. In December 1996, the British Government introduced the International Facilities License (IFL) which authorizes holders to provide international telecommunications services over their own international infrastructure and/or by making use of IRUs in undersea cables.

    Startec U.K. holds an IFL which enables us to own telecommunications facilities entering the U.K. and gives Startec UK the rights and obligations to interconnect with British Telecom Communications at wholesale interconnect rates. Startec Global Communications Corporation also holds an International Simple Voice Resale (ISVR) license in the U.K. Startec UK has a POP in London and is in the process of upgrading to a Siemens EWSD switch. Currently, Startec UK offers wholesale carrier and retail prepaid services in the U.K.

    TURKEY. In February 2000, Turkey passed telecommunications laws designed to establish an independent regulatory body, liberalize all non-basic services and liberalize voice services and infrastructure by the end of 2003.

EMPLOYEES

    As of December 31, 1999, we had 711 full-time employees and 63 part-time employees. Our employees are not represented by a collective bargaining agreement. We believe that it has good relations with its employees.

REORGANIZATION

    On March 26, 1999, we completed a reorganization plan through which we became a publicly-traded Delaware holding company. Our board of directors and stockholders approved the reorganization plan in 1998. The reorganization did not require our shareholders to exchange their share certificates. The certificates representing the shares of our predecessor now represent our shares after the reorganization.

ITEM 2. PROPERTIES

    The following table sets forth certain information as of December 31, 1999, relating to facilities used by the Company. All of the properties are leased.

                                  SQUARE                                         SQUARE    DATE PLACED
LEASED OFFICE SPACE              FOOTAGE       CALL CENTERS                     FOOTAGE    IN SERVICE
-------------------              --------      ------------                     --------   -----------
Bethesda, MD (1)...............   46,454       Guam, United States............    1,760        1996
Bethesda, MD...................   43,700       Seven Locks MD.................   70,370        1999
France.........................    9,394       Paris, France..................    1,265        1998
Los Angeles, CA (2)............    7,260
Guam, United States............    8,000
Hong Kong......................    1,187
London, UK.....................    1,126
Frankfurt, Germany.............   11,066
Miami, Fl (2)..................   12,000
New York, NY (2)...............    2,110
New York, NY (2)...............   14,274
Saipan.........................    1,000

------------------------

(1) Headquarters of Startec Global Communications Corporation.

(2) Facilities that house the switches. We also have a switch located in Dusseldorf, Germany.

ITEM 3. LEGAL PROCEEDINGS

    From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Shares of our common stock, par value $0.01 per share, were initially offered to the public on October 9, 1997 at a price of $12.00 per share. Our class of common stock is listed on the Nasdaq National Market under the ticker symbol "STGC." We have not declared any cash dividends on the common stock. We intend to retain future earnings, if any, for use in our business and do not anticipate paying regular cash dividends on the common stock.

    The following table sets forth, on a per share basis, the range of the high and low sale prices for our common stock as reported by the Nasdaq National Market, for the periods indicated during the two fiscal years ended
December 31, 1999. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                                 HIGH       LOW
                                                               --------   --------
1998
1st Quarter.................................................    26.75      18.00
2nd Quarter.................................................    29.125      8.688
3rd Quarter.................................................    14.50       5.50
4th Quarter.................................................    12.50       3.375

1999
1st Quarter.................................................    10.188      7.625
2nd Quarter.................................................    12.625      5.875
3rd Quarter.................................................    15.25      12.25
4th Quarter.................................................    22.00      12.438

2000
1st Quarter (through 3/20/2000).............................    29.00      21.375

As of February 29, 2000, there were approximately 123 stockholders of record of our common stock.

    In December 1999, we issued and sold 1,875,000 shares of our common stock for an aggregate offering price of $30.9 million in a private transaction to accredited investors exempt from registration under section 4(2) of the Securities Act. The principal selling agent was Emerging Growth Equities Ltd. who was paid $1,600,000 in discounts or commissions.

    In December 1999, we acquired SigmaNet Network Corporation ("SigmaNet") for approximately $648,000 in cash and 223,786 shares of our common stock valued at approximately $4.3 million. These shares were sold in a private transaction exempt from registration under section 4(2) of the Securities Act and were issued in January 2000. SigmaNet provides Internet services under the name of IAOL, including Internet access and a Web portal for the Asian Indian community. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of $4.9 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In July 1999, we acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") for approximately $200,000 in cash and $790,000 in shares of our common stock. At the close of the transaction, 40,505 shares of our common stock were issued and sold in a private transaction exempt from registration under section 4(2) of the Securities Act. The remaining number of shares will be issued in accordance with the agreement as an amount equal to approximately $200,000 divided by the fair value of the common stock at the day of issuance. Worldwide Group provides voice and data services to businesses and individuals in the Hong Kong, China region. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of $1.1 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In February 1999, we acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France for approximately $3.8 million in cash and 425,000 shares of our common stock. We acquired an additional 20.4% ownership interest through a cash tender offer and open market purchases for a total ownership interest of approximately 85%. Total consideration amounted to approximately $11.3 million, including acquisition costs. We recognized approximately
$10.5 million in intangible assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data for Startec which have been derived from our audited financial statements for the five most recent years in the period ended December 31, 1999. The following information should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere herein. See "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                                  (IN THOUSANDS)
                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                1999        1998        1997       1996       1995
                                                              ---------   ---------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Net revenues................................................  $ 276,471   $ 161,169   $ 85,857   $ 32,215   $ 10,508
Cost of services............................................    242,735     141,176     75,783     29,881      9,129
                                                              ---------   ---------   --------   --------   --------
  Gross Margin..............................................     33,736      19,993     10,074      2,334      1,379
General and administrative..................................     41,783      20,520      6,288      3,996      2,170
Selling and marketing expenses..............................     15,409       7,876      1,238        514        184
Depreciation and amortization...............................      7,753       2,253        451        333        137
                                                              ---------   ---------   --------   --------   --------
  Income (loss) from operations.............................    (31,209)    (10,656)     2,097     (2,509)    (1,112)
Interest income (expense), net..............................    (16,736)     (7,404)      (449)      (321)       (94)
                                                              ---------   ---------   --------   --------   --------
  Income (loss) before taxes and extraordinary items(4).....    (48,235)    (18,060)     1,648     (2,830)    (1,206)
                                                              ---------   ---------   --------   --------   --------
  Net income (loss)(1)......................................  $ (48,235)  $ (18,574)  $  1,619   $ (2,830)  $ (1,206)
                                                              =========   =========   ========   ========   ========
Basic earnings (loss) per common share(2):
  Income (loss) before extraordinary items..................  $   (5.13)  $   (2.02)  $   0.26   $  (0.52)  $  (0.23)
  Net income (loss)(1)......................................      (5.13)      (2.08)      0.26      (0.52)     (0.23)
  Weighted average common shares outstanding--basic.........      9,411       8,945      6,136      5,403      5,317
Diluted earnings (loss) per common share(2):
  Income (loss) before extraordinary items..................  $   (5.13)  $   (2.02)  $   0.25   $  (0.52)  $  (0.23)
  Net income (loss)(1)......................................      (5.13)      (2.08)      0.25      (0.52)     (0.23)
  Weighted average common and equivalent shares
    outstanding--diluted....................................      9,411       8,945      6,423      5,403      5,317

OTHER FINANCIAL DATA:
EBITDA(3)...................................................  $ (23,456)  $  (8,403)  $  2,548   $ (2,176)  $   (975)
Capital expenditures........................................     56,761      34,931      3,881        520        200

BALANCE SHEET DATA:
Cash and cash equivalents...................................  $  54,731   $  81,456   $ 26,114   $    148   $    528

Working capital (deficit)...................................     28,450      81,414     25,735     (6,999)    (3,744)
Total assets................................................    280,631     225,982     51,530      7,327      4,044

Long term obligations, net of current portion...............    177,903     165,490        461        646        361
Total stockholders' equity (deficit)........................      5,871      15,480     31,590     (6,089)    (3,259)

------------------------------

(1) In 1998, we recognized a $514,000 extraordinary loss on the early extinguishment of debt.

(2) Basic earnings (loss) per common share is computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding plus other dilutive securities.

(3) EBITDA consists of earnings (loss) before interest, income taxes, depreciation and amortization. EBITDA should not be considered as a substitute for income from operations (loss), net income (loss), cash flow or other statement of income or cash flow data computed in accordance with GAAP or as a measure of a company's results of operations or liquidity. Although EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, we nevertheless believe that investors consider it a useful measure in assessing a company's ability to incur and service indebtedness.

(4) For the year ended December 31, 1999, the Company recognized $290,000 in equity loss from affiliates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Form 10-K. Certain information contained below and elsewhere in this Form 10-K, including information regarding our plans and strategy for our business, are forward-looking statements. See "Note Regarding Forward-Looking Statements."

OVERVIEW

    Startec Global Communications Corporation is a rapidly growing, facilities-based provider of integrated communications services, including voice, data and Internet access services. Founded in 1989, we market our services to select ethnic residential communities located in major metropolitan areas, and to leading international long distance carriers. We provide our services through a flexible network of owned and leased facilities, operating and termination agreements and resale arrangements. Additionally in 1999, we embarked upon three Internet initiatives: (i) Internet access for residential customers; (ii) global ethnic Web communities; and (iii) the deployment of a world-class Internet Protocol (IP) network to offer our customers toll-quality voice services, as well as high speed transmission of data and Internet traffic.

    Our mission is to become the leading provider of voice, data and Internet services to select ethnic communities, located in major metropolitan areas in North America, Europe and the Asia Pacific Rim. Our targeted ethnic markets, comprised of ethnic communities from the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America, have a strong demand for communication services to the emerging economies. To achieve our mission, we have developed three core competencies: (i) targeted ethnic marketing and in-language customer service; (ii) deployment of advanced technologies into the emerging economies; and (iii) deployment of IP transaction-based technology to provide voice, data and Internet services on a seamless network. In 1999, we transmitted approximately one billion minutes of voice traffic into the emerging economies.

    Our annual revenues have increased more than twenty six-fold over the last five years from approximately $10.5 million for the year ended December 31, 1995 to approximately $276.5 million for the year ended December 31, 1999. We reported a 1999 net loss of $48.2 million, or $5.13 per common share compared to a net loss of $18.6 million, or $2.08 per common share in 1998. The number of our residential customers increased from 10,675 customers as of December 31, 1995 to 303,118 customers as of December 31, 1999. To achieve economies of scale in our network operations and balance our residential international traffic, in late 1995, we began marketing our excess network capacity to international carriers seeking competitive rates and high quality capacity. Since initiating our international wholesale services, we have expanded the number of our carrier customers to 105 at December 31, 1999. For the year ended December 31, 1999, carrier customers accounted for approximately 71% of our net revenues.

    During 1999, we began to capitalize on our strong presence in ethnic communities by expanding the services we offer. Our strategy is to facilitate our continued expansion into emerging economies by expanding our telecommunications and Internet services for our residential customers. In 1999, we introduced a bundled long distance / Internet access service for our dial-1 customers who bill $60 a month or more in long distance. To complement our Internet access services, we began launching a series of global ethnic Web communities through our online brand, eStart. To date, we have launched four communities for the Arab, Iranian, Turkish and Indian ethnic segments. Each community features news, entertainment, weather and sports that are culturally tailored. Additionally, the communities feature online discussion forums, topic-based chat rooms and communication tools. All the communities are linked by a single-entry gateway page that allows user to customize the content according to their preferences.

    We are building a state-of-the-art network using a combination of Internet Protocol, Asynchronous Transfer Mode (ATM) and circuit-switched technologies to provide connectivity to the emerging economies of the world, allowing us to integrate voice, data, Internet and video services on a seamless network supported by a backbone of scalable, IP transaction-based technology. Our network currently consists of eight domestic and international switches, 20 Points of Presence (installations of scalable telecommunications equipment, commonly known as POPs), 60 IP gateways and ownership interests on 15 undersea fiber optic cable systems linking North America with Europe, the Asian Pacific Rim, Asia and Latin America, as well as linking the East and West Coasts of the United States. Our network includes major switching centers in New York, Los Angeles, Miami, Paris, London, Dusseldorf and Guam. To facilitate the termination of calls overseas, we are a party to interconnection agreements with 50 incumbent local carriers in foreign countries, commonly known as PTTs, and other competitive carriers covering 44 countries, primarily in the emerging economies.

    A large majority of our revenues for the past three fiscal years have been derived from calls originated within the United States and terminated outside the United States. The percentages of net revenues attributable to traffic terminating on a region-by-region basis are set forth in the table below.

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
Asia Pacific Rim...................................        37.2%         44.8%         49.0%
Middle East/North Africa...........................        15.7          18.8          24.7
Sub-Saharan Africa.................................         9.6           8.1           7.4
Eastern Europe.....................................         9.1           9.6           9.3
Western Europe.....................................         4.5           1.7           2.2
North America......................................         2.8           3.5           4.0
South America and Other............................        21.1          13.5           3.4
                                                          -----         -----         -----
Total..............................................       100.0%        100.0%        100.0%
                                                          =====         =====         =====

    Our cost of services consists of origination, transmission and termination expenses. Origination costs include the amounts paid to LECs, and in areas where we do not have our own network facilities, to other telecommunication network providers for originating calls ultimately carried to our switches. Transmission expenses are fixed month-to-month payments associated with capacity on domestic and international leased lines, satellites and undersea fiber optic cables. Leasing this capacity subjects us to price changes that are beyond our control and to transmission costs that are higher than transmission costs on the Company's own network. As we build our own transmission capacity, the risks associated with price fluctuations and the relative costs of transmission are expected to decrease, however, fixed costs will increase.

    Termination expenses consist of variable per minute charges paid to foreign PTTs and alternative carriers to terminate our international long-distance traffic. Among our various foreign termination arrangements, we have entered into operating agreements with a number of foreign PTTs, under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country to the United States is routed through U.S.-based international carriers such as the Company in the same proportion as traffic carried into the foreign country from the United States ("return traffic"). Mutually exchanged traffic between us and foreign carriers is reconciled through a formal settlement arrangement at agreed upon rates. We record the amount due to the foreign PTT as an expense in the period the traffic is terminated. When we receive return traffic in a future period, we generally realize a higher gross margin on the return traffic as compared to the lower gross margin on the outbound traffic. Revenue recognized from return traffic was approximately $824,000, $2.6 million, and $1.4 million, or .03%, 2% and 2% of net revenues in 1999, 1998, 1997, respectively. There can be no assurance that traffic will be delivered back to the United States or that changes in future settlement rates, allocations among carriers or levels of traffic will not adversely affect net payments received and revenues recorded by us.

    In addition to operating agreements, we utilize alternative termination arrangements offered by third party vendors. We seek to maintain vendor diversity for countries where traffic volume is high. These vendor arrangements provide service on a variable cost basis subject to volume. These prices are subject to changes, generally upon seven days notice.

    As the international telecommunications marketplace has been deregulated, per-minute prices have fallen and, as a consequence, related per-minute costs for these services have also fallen. As a result, we have not been adversely affected by price reductions, although there can be no assurance that this will continue. We expect selling, general and administrative costs to increase as we develop our infrastructure to manage higher business volume.

    Although North American operations became EBITDA positive for the fourth quarter of 1999 and are expected to remain EBITDA positive in 2000, our other segments will remain EBITDA negative and incur significant operating and net losses on an annual basis for the next several years. This will be the result of additional costs associated with the development and expansion of our network, the expansion of our marketing programs, as we enter new markets and introduce new telecommunications and Internet services, and, in the case of net losses, as a result of the interest expense associated with our financing activities. Accordingly, we expect to continue to report net losses and negative EBITDA on a consolidated basis for the foreseeable future.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
Net Revenues.......................................       100.0 %       100.0 %       100.0 %
Cost of Services...................................        87.8          87.6          88.3
                                                          -----         -----         -----
  Gross Margin.....................................        12.2          12.4          11.7
Selling and Marketing expenses.....................         5.6           4.9           1.4

General and Administrative expenses................        15.1          12.7           7.3
Depreciation and amortization......................         2.8           1.4           0.5
                                                          -----         -----         -----
  Income(loss) from operations.....................       (11.3)         (6.6)          2.5

Interest expense...................................        (7.9)         (8.0)         (0.9)
Interest income and other expense..................         1.6           3.4           0.3
                                                          -----         -----         -----
  Income (loss) before taxes and extraordinary
    item...........................................       (17.5)%       (11.2)%         1.9 %
                                                          =====         =====         =====

    1999 COMPARED TO 1998

    NET REVENUES. Net revenues for the year ended December 31, 1999 increased approximately $115.3 million, or 71.5% to approximately $276.5 million from $161.2 million for the year ended December 31, 1998. Revenues from North American operations were $263.6 million or 95% of the total revenues in 1999 compared to $160.8 million in 1998. Residential revenue increased in comparative periods by approximately $25.8 million or 48.1%, to approximately $79.5 million for 1999 from approximately $53.7 million in 1998. The increase in residential revenue is due to an increase in sales to ethnic residential customers. Residential billers grew to over 303,000 for December 1999 from approximately 122,000 for December 1998. This represents a 148% increase in residential customers over 1998. The number of carrier customers grew to 105 in 1999 from 53 in 1998. Carrier revenue for 1999 increased approximately $89.5 million, or 83%, to approximately $197 million from approximately $107.5 million for 1998. The increase in carrier revenues is due to the execution of our strategy to optimize our capacity on our facilities, which has resulted in sales to additional carrier customers and increased sales to existing carrier customers.

    GROSS MARGIN. Gross margin increased approximately $13.7 million to approximately $33.7 million for the year ended December 31, 1999 from approximately $20 million for the year ended December 31, 1998. Gross margin was $31.7 million or 12% for our North American operations in 1999. Gross margin is impacted by several key factors: first, positively through the continued implementation of our operating agreements for termination of our call traffic volume. Second, due to increase in our on-net traffic by utilizing our expanded capacity thereby reducing the origination and transport cost. Lastly, the lease cost of the network for Europe to build customer and traffic volume has had negative implications.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1999 increased approximately $21.3 million or 104% to approximately $41.8 million from $20.5 million for the year ended December 31, 1998. The increase was primarily due to an increase in personnel to 774 at December 31, 1999 from 409 at December 31, 1998, and to a lesser extent, an increase in billing processing fees as a result of the increased residential customer base. The employee base of 774 at December 31, 1999 consists of approximately 30% of the employees based outside of the US and are primarily focused on business opportunities in Asia and Europe and approximately 10% of the employees focused on our Internet or eStart activities. As a percentage of net revenues, general and administrative expenses increased to 15.1% in 1999 from 12.7% in 1998 due to our continued worldwide development and expansion.

    SELLING AND MARKETING. Selling and marketing expenses for the year ended December 31, 1999 increased approximately $7.5 million or 96% to approximately $15.4 million from approximately $7.9 million for the year ended December 31, 1998. As a percentage of net revenues, selling and marketing expenses increased to 5.6% from 4.9% in the respective periods. The increase is primarily due to our efforts to market to new customer groups in North America and developing new regions in Europe and Asia.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 1999 increased to approximately $7.8 million from approximately $2.3 million for the year ended December 31, 1998, primarily due to increases in capital expenditures pursuant to our strategy of expanding our network infrastructure.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 increased to approximately $21.8 million from approximately $12.8 million for the year ended December 31, 1998, as a result of the interest charged on the proceeds from our bank and vendor financing facilities and interest on the high yield debt.

    INTEREST INCOME. Interest income for 1999 decreased to $5.1 million from $5.4 million in 1998 as we redeemed the pledged securities to pay the interest for the high yield debt.

    OTHER INCOME (EXPENSE). Other expense was $290,000 for 1999 compared to zero in 1998, primarily as a result of the operating losses incurred by companies in which we own an equity interest.

    NET LOSS. The net loss was approximately $48.2 million or $5.13 per diluted share in 1999 as compared to a net loss of approximately $18.6 million or $2.08 per diluted share in 1998.

    1998 COMPARED TO 1997

    NET REVENUES. Net revenues for the year ended December 31, 1998 increased approximately $75.3 million, or 88%, to approximately $161.2 million from $85.9 million for the year ended December 31, 1997. Residential revenue increased in comparative periods by approximately $25.1 million, or 88%, to approximately $53.7 million for 1998 from approximately $28.6 million in 1997. The increase in residential revenue is due to an increase in residential customers to over 122,000 for December 1998 from approximately 71,500 for December 1997. Carrier revenue for 1998 increased approximately $50.2 million, or 88%, to approximately
$107.5 million from approximately $57.3 million for 1997. The increase in carrier revenues is due to the execution of our strategy to optimize our capacity on our facilities, which has resulted in sales to additional carrier customers and increased sales to existing carrier customers.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 1998 increased approximately $14.2 million or 225% to approximately $20.5 million from $6.3 million for the year ended December 31, 1997. The increase was primarily due to an increase in personnel to 409 at December 31, 1998 from 124 at December 31, 1997, and to a lesser extent, an increase in billing processing fees as a result of the increased residential customer base. As a percentage of net revenues, general and administrative expenses increased to 12.7% in 1998 from 7.3% in 1997 due to our continued worldwide development and expansion.

    SELLING AND MARKETING. Selling and marketing expenses for the year ended December 31, 1998 increased approximately $6.7 million or 558% to approximately $7.9 million from approximately $1.2 million for the year ended December 31, 1997. As a percentage of net revenues, selling and marketing expenses increased to 4.9% from 1.4% in the respective periods. The increase is primarily due to our efforts to market to new customer groups.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended December 31, 1998 increased to approximately $2.3 million from approximately $451,000 for the year ended December 31, 1997, primarily due to increases in capital expenditures pursuant to our strategy of expanding our network infrastructure.

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

    EXTRAORDINARY LOSS. In December 1998, we repaid and extinguished an existing bank credit facility. In connection with the extinguishment, we recognized an extraordinary loss of $514,000, which represents the write-off of unamortized deferred financing fees.

    NET INCOME (LOSS). Net loss was approximately $18.6 million in 1998 as compared to net income of approximately $1.6 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    We reported a decrease in cash and cash equivalents of approximately
$26.7 million for the year ended December 31, 1999. This decrease is primarily due to expanding capital and operating requirements, including the acquisitions of full or partial owned equity ownerships in several entities. Cash used in operations increased from $25.5 million to $30.5 million principally due to cash requirements for the expansion of operations partially offset by changes in operating accounts.

    We expect to incur negative EBITDA and significant operating losses and net losses on an annual basis for the next several years, as we incur additional costs associated with the development and expansion of our marketing programs, the introduction of new telecommunications and Internet services, and as a result of the interest expense associated with our financing activities. As of December 31, 1999, we have pledged securities of approximately $28 million to cover all scheduled cash interest payments on the Senior Notes through May 2001. We may be required to obtain additional financing in order to pay interest on the Senior Notes after May 2001 and to repay the Senior Notes at their maturity.

    During 1998, we advanced an aggregate of approximately $1.4 million to certain of our employees and officers. The secured loans bear interest at a rate of 7.87% per year, and are due and payable on December 31, 1999. Approximately $898,000 was repaid in January 2000 and the balance was refinanced through December 31, 2000.

    CAPITAL ACQUISITIONS AND EXPENDITURES

    During 1999, we used approximately $74.1 million in investing activities for continued expansion of our network including the deployment of multiple switches, POPs and IP gateways, the purchase of capacity on fiber optic cables, Indefeasible Rights of Usage ("IRUs"), acquisitions and the development of Internet-related services. We capitalized approximately $2.1 million pursuant to the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capital expenditures for 1999 were $56.8 million and included $6.3 million for our telecommunications infrastructure in Europe and Asia, and approximately $12.2 million for our eStart and Internet services business infrastructure. We also acquired strategic minority ownership interests in several strategic entities for approximately $750,000.

    In December 1999, we acquired SigmaNet Network Corporation ("SigmaNet") for approximately $648,000 in cash and 223,786 shares in our common stock, valued at $4.3 million. These shares were issued in January 2000. SigmaNet provides Internet services under the name of IAOL, including Internet access and a Web portal for the Asian Indian community.

    In July 1999, we acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") for approximately $200,000 in cash and $790,000 in our common stock or 54,482 shares. Worldwide Group provides voice and data services to businesses and individuals in the Hong Kong, China region.

    In May 1999, we entered into an agreement to acquire up to a 49% fully diluted ownership interest in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. The agreement, which became effective July 1999 upon approval by the government of India, provides for an investment of $1 million payable in equal installments of $500,000 in July 1999 and March 2000 and a $600,000 convertible loan. The loan, convertible into common shares of Dialnet through July 2002, extends available credit of $300,000 immediately and an additional $300,000 in March 2000. Per the agreement, the remaining $500,000 investment and $300,000 loan, are payable at our option. As of December 31, 1999, we have an equity investment of $500,000 and $300,000 is outstanding under the convertible loan. In January 2000, we loaned the remaining $300,000 under the convertible loan.

    In February 1999, we acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of our common stock. We acquired an additional 20.4% ownership interest through a cash tender offer and open market purchases for a total ownership interest of approximately 85%. Total consideration amounted to approximately $11.3 million, including acquisition costs. We recognized approximately $10.5 million in intangibles and other long term assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France.

    In February 1999, we acquired a 20% equity ownership interest in BCH Holding Company, Inc. ("BCH") with operations in Poland, for approximately
$1.2 million. Concurrent with the acquisition, Startec received a $2.5 million note payable from BCH convertible at Startec's option into common shares equivalent to an additional 28% fully diluted ownership interest of BCH. BCH is a reseller of international voice and a licensed Internet service provider in Poland. The investment in BCH and the note payable from BCH are included in intangibles and other long-term assets in the accompanying condensed consolidated balance sheet.

    Our business strategy contemplates aggregate capital expenditures (including capital expenditures, working capital and other general corporate purposes) of approximately $40 million through December 31, 2000 to be spent on our Internet infrastructure. A substantial portion of these expenditures are funded by existing vendor arrangements. We are also pursuing additional sources of financing from the capital markets to raise between $22 and $49 million. We intend to use any additional sources of financing to fund our acquisition activities. These activities include, but are not limited to, integration expenses, Internet infrastructure and other post acquisition-related expenditures.

    We regularly review opportunities to further our business strategy through strategic alliances with, investment in, or acquisitions of businesses that we believe are complementary to our current and planned operations. Our ability to consummate strategic alliances and acquisitions, and to make investments that may be of strategic significance, may require us to obtain additional debt and/or equity financing. There can be no assurance that we will be successful in arranging such financing on terms we consider acceptable or at all.

    Although we intend to implement the capital spending plan described above, it is possible that unanticipated business opportunities may arise which we may conclude are more favorable to our long-term prospects than those contemplated by the current capital spending plan.

    CAPITAL TRANSACTIONS

    In December 1999, we issued 1,875,000 shares of voting common stock for net proceeds of $29.2 million through a private placement. The shares were subsequently registered in January 2000.

    In July 1999, we entered into a three year vendor financing facility for up to $5 million with IBM Credit Corp ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software under a capital lease structure. The IBM Facility bears interest at a variable rate during the term of the lease. As of December 31, 1999, approximately $1,500,000 bearing a weighted average interest rate of 12.41% was outstanding under the facility.

    In June 1999, we entered into a three year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility"), a subsidiary of First Union Bank for up to $30 million. The CFC Facility, secured by trade accounts receivable may be used to finance equipment, undersea cables and the expansion of our facilities. The CFC Facility bears interest at the prime rate effective on the date of borrowing. Principal and interest on the CFC Facility are repaid through collections from trade accounts receivable. There is an unused line fee equal to .25% per annum calculated upon the amount the maximum credit exceeds the average daily balance of borrowed amounts during the immediately preceding month payable monthly in arrears. As of December 31, 1999, approximately
$14.2 million bearing interest at 7.5% was outstanding under the facility.

    In May 1999, we entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. As of December 31, 1999, approximately $2.3 million bearing interest at 8.5% was outstanding under the facility.

    In December 1998, we entered into a credit facility for up to $35 million with NTFC Capital Corporation ("NTFC Facility"), a financing arm of GE Capital. The line of credit is flexible and may be used to finance switches, associated telecommunications equipment, undersea fiber optic cables, and the expansion of facilities of our targeted marketing areas. Each borrowing under the NTFC Facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus the Rate Adjustment (as defined in the agreement). Individual borrowings under the NTFC Facility are amortized over 60 months from the date of advance with a final maturity of all outstanding amounts of January 2004. As of December 31, 1999, approximately $21 million bearing a weighted average interest rate of 9.51% was outstanding. Principal and interest payments of approximately $528,000 are due monthly in arrears.

    After taking into account the net proceeds to Startec from the open vendor financing agreements together with the cash on hand and anticipated cash from operations, we expect that we will need additional financing to complete our capital spending plan until early 2002. Although we believe that we should be able to obtain this required financing from traditional sources, such as bank lenders, asset-based financiers or equipment vendors, there can be no assurance that we will be successful in arranging such financing on terms we consider acceptable or at all. In the event that we are unable to obtain additional financing, we will be required to limit or curtail our expansion plans. Even with such reductions, management believes that new financing will be required by no later than the end of 2001.

    The implementation of our strategic plans, including the development and expansion of our network facilities, expansion of our marketing programs, and funding of operating losses and working capital needs, will require significant investment. There can be no assurance that we will not need additional financing sooner than currently anticipated. The need for additional financing depends on a variety of factors, including the rate and extent of our expansion and new markets, the cost of an investment in additional switching and transmission facilities and ownership rights in fiber optic cable, the incurrence of costs to support the introduction of additional or enhanced services, and increased sales and marketing expenses. In addition, we may need additional financing to fund unanticipated working capital needs or to take advantage of unanticipated business opportunities, including acquisitions, investments or strategic alliances. The amount of our actual future capital requirements also will depend upon many factors that are not within our control, including competitive conditions and regulatory or other government actions. In the event that our plans or assumptions change or prove to be inaccurate or our capital resources prove to be insufficient to fund our growth and operations, then some or all of our development and expansion plans could be delayed or abandoned, or we may be required to seek additional financing or to sell assets, to the extent permitted by the terms of the Senior Notes.

    We may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that we will be able to obtain additional financing or, if obtained, that it will be able to do so on a timely basis or on favorable terms. If we are able to raise additional funds through the incurrence of debt, it would likely become subject to additional restrictive financial covenants. In the event that we are unable to obtain such additional capital or are unable to obtain such additional capital on acceptable terms, we may be required to reduce the scope of our expansion, which could adversely affect our business, financial condition and results of operations, our ability to compete and our ability to meet our obligations under the Senior Notes.

    CASH FLOWS

    Our liquidity requirements arise from cash used in operating activities, purchases of network equipment and payments on outstanding indebtedness.

    Our cash and cash equivalents decreased to approximately $54.7 million at December 31, 1999 from approximately $81.4 million at December 31, 1998. Net cash used by operating activities was approximately $30.5 million for 1999, $25.5 million for 1998, and $1.7 million for 1997. The decrease in cash from operations was primarily the result of the net loss and an increase in accounts receivable, which was partially offset by an increase in accounts payable and accrued expenses.

    Net cash used in investing activities was approximately $74.1 million, $37.6 million and $3.9 million for 1999, 1998 and 1997, respectively. Net cash used in investing activities for 1999 was primarily related to acquisitions and capital expenditures made in connection with its telecommunication network expansion.

    Net cash provided by financing activities was approximately $77.9 million, $118.4 million and $31.6 million for 1999, 1998 and 1997, respectively. Cash provided by financing activities for 1999 primarily resulted from the proceeds from vendor and bank financing agreements and proceeds from the issuance of our common stock through a private placement.

    EFFECTS OF INFLATION

    Inflation is not a material factor affecting our business and has not had a significant effect on our operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market and technology risk, including changes in interest rates, and foreign currency exchange rates as well as network sabotage. We do not hold any financial instruments for trading purposes. We believe that our primary market risk exposure relates the effects that changes in interest rates have on our investments and those portions of our outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on our investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased by the Company and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of our long-term debt obligations (including the Senior Notes). As of December 31, 1999, the fair value of the Senior Notes was approximately $129.6 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately
$29.2 million. Changes in interest rates also affect our borrowings under our vendor financing facilities with NTFC and IBM. Borrowings under the NTFC facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. Borrowings under the IBM facility bears a weighted average interest rate of 12.41% and NTFC bears interest rates ranging from 8.91% to 10.39%.

    Our foreign operations to date have not been significant, and, therefore any foreign exchange rate fluctuations relating to our results of foreign operations have also not been material. For 1999, we experienced a translation adjustment of approximately $148,000 relating to net assets held in foreign subsidiaries. We have not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Foreign exchange rate fluctuations exposure may increase in the future as the size and scope of our foreign operations increases.

    Additional information relating to the fair value of certain of our financial assets and liabilities is included in Note 12 in the Notes to Consolidated Financial Statements.

    We believe that our primary technology risk is the unauthorized entry into our network systems and disruption of operations ("hacking"). We did not experience any unauthorized entries or disruptions in

1999. We have taken steps to prevent any hacking into our network, however, we cannot provide any assurance that we will not be affected by potential attempts at disruption in the future.

    During the year ended December 31, 1999, we completed a coordinated Company-wide review of each business unit to identify dependent systems and to evaluate the potential exposure to the Y2K issue. We completed the upgrade and replacement of systems potentially exposed to the Y2K issue. We did not experience immediate adverse impact from the transition to the Year 2000. However, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

    We estimate that the total cost of our Y2K program, including auditing and monitoring our vendors, inspecting our own systems and, where necessary, migrating or converting our existing systems to new systems, has been approximately $1.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................  54

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................  55

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  56

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 1999, 1998, and
  1997......................................................  57

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  58

Notes to Consolidated Financial Statements..................  59-89

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Startec Global Communications Corporation:

    We have audited the accompanying consolidated balance sheets of Startec Global Communications Corporation (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Startec Global Communications Corporation and subsidiaries, as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                      ARTHUR ANDERSEN LLP

Vienna, Virginia
February 23, 2000
(except with respect to the
matters discussed in Note 15,
as to which the date is March 23, 2000

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenues................................................  $276,471   $161,169   $85,857
Cost of services............................................   242,735    141,176    75,783
                                                              --------   --------   -------
  Gross margin..............................................    33,736     19,993    10,074
General and administrative expenses.........................    41,783     20,520     6,288
Selling and marketing expenses..............................    15,409      7,876     1,238
Depreciation and amortization...............................     7,753      2,253       451
                                                              --------   --------   -------
Income (loss) from operations...............................   (31,209)   (10,656)    2,097
Interest expense............................................   (21,813)   (12,830)     (762)
Interest income.............................................     5,077      5,426       313
Equity in loss from affiliates..............................      (290)        --        --
                                                              --------   --------   -------
  Income (loss) before income taxes.........................   (48,235)   (18,060)    1,648
Income tax provision........................................        --         --        29
                                                              --------   --------   -------
  Income (loss) before extraordinary item...................   (48,235)   (18,060)    1,619
Extraordinary item-loss on early extinguishment of debt.....        --       (514)       --
                                                              --------   --------   -------
Net Income (loss)...........................................  $(48,235)  $(18,574)  $ 1,619
                                                              ========   ========   =======
Basic earnings (loss) per common share:
Income (loss) before extraordinary item.....................  $  (5.13)  $  (2.02)  $  0.26
Extraordinary item-loss on early extinguishment of debt.....        --      (0.06)       --
                                                              --------   --------   -------
Basic earnings (loss) per common share......................  $  (5.13)  $  (2.08)  $  0.26
                                                              ========   ========   =======
Diluted earnings (loss) per common share:
Income (loss) before extraordinary item.....................  $  (5.13)  $  (2.02)  $  0.25
Extraordinary item-loss on early extinguishment of debt.....        --      (0.06)       --
                                                              --------   --------   -------
Diluted earnings (loss) per common share....................  $  (5.13)  $  (2.08)  $  0.25
                                                              ========   ========   =======

 The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATIONAND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $ 54,731   $ 81,456
Accounts receivable, net of allowance for doubtful accounts
  of $3,964 and $2,659, respectively........................    65,182     40,370
Accounts receivable, related party..........................       518        684
Other current assets........................................     4,876      3,916
                                                              --------   --------
  Total current assets......................................   125,307    126,426

Property and equipment, net of accumulated depreciation and
  amortization of $10,422 and $3,493, respectively..........    94,221     43,525
Restricted cash and pledged securities......................    28,108     44,566
Intangible assets, net......................................    21,982      5,587
Other long-term assets......................................    11,013      5,878
                                                              --------   --------
                                                              $280,631   $225,982
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $ 68,095   $ 36,273
Accrued expenses............................................     9,186      6,845
Bank facility...............................................    14,191         --
Vendor financing............................................     5,253      1,476
Capital lease and other obligations.........................       132        402
Note payable to individuals and other.......................        --         16
                                                              --------   --------
  Total current liabilities.................................    96,857     45,012
Senior notes................................................   158,233    158,022
Vendor financing, net of current portion....................    19,504      7,409
Minority interest...........................................        36         --
Capital lease and other obligations, net of current
  portion...................................................       130         59
                                                              --------   --------
  Total liabilities.........................................   274,760    210,502

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 40,000,000 and 20,000,000
  shares authorized, 11,354,005 and 8,964,815 shares issued
  and outstanding, respectively.............................       114         90
Additional paid-in capital..................................    78,447     39,632
Unearned compensation.......................................      (255)      (190)
Accumulated deficit.........................................   (72,287)   (24,052)
Accumulated other comprehensive loss........................      (148)        --
                                                              --------   --------
  Total stockholders' equity................................     5,871     15,480
                                                              --------   --------
                                                              $280,631   $225,982
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                           VOTING               NONVOTING
                                        COMMON STOCK          COMMON STOCK       ADDITIONAL
                                     -------------------   -------------------    PAID-IN       UNEARNED      ACCUMULATED
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION      DEFICIT
                                     --------   --------   --------   --------   ----------   -------------   ------------
Balance at December 31, 1996.......    5,381      $ 54         22       $ 22      $   932            --         $ (7,097)
  Net income.......................       --        --         --         --           --            --            1,619
  Conversion of nonvoting common
    shares to voting common
    shares.........................       17        --        (17)       (17)          17            --               --
  Purchase and retirement of
    nonvoting common shares........       --        --         (5)        (5)         (40)           --               --
  Net proceeds from initial public
    offering.......................    3,278        33         --         --       34,961            --               --
  Exercise of employee stock
    options........................      136         1         --         --          143            --               --
  Unearned compensation pursuant to
    issuance of stock options......       --        --         --         --          385          (385)              --
  Amortization of unearned
    compensation...................       --        --         --         --           --           144               --
  Warrants issued in connection
    with equity and debt
    placement......................       --        --         --         --          823            --               --
                                     -------      ----       ----       ----      -------         -----         --------
Balance at December 31, 1997.......    8,812        88         --         --       37,221          (241)          (5,478)
  Net loss.........................       --        --         --         --           --            --          (18,574)
  Amortization of unearned
    compensation...................       --        --         --         --           --            51               --
  Exercise of employee stock
    options........................      129         2         --         --          260            --               --
  Shares issued in repayment of
    note payable to individual.....       24        --         --         --           44            --               --
  Warrants issued in connection
    with Senior Notes Offering.....       --        --         --         --        2,107            --               --
                                     -------      ----       ----       ----      -------         -----         --------
Balance at December 31, 1998.......    8,965        90         --         --       39,632          (190)         (24,052)
  Net loss.........................       --        --         --         --           --            --          (48,235)
  Net proceeds from private
    placement......................    1,875        19         --         --       29,024            --               --
  Exercise of employee stock
    options........................       49        --         --         --          422            --               --
  Unearned compensation pursuant to
    issuance of stock options......       --        --         --         --          283          (283)              --
  Amortization of unearned
    compensation...................       --        --         --         --           --           218               --
  Foreign currency translation
    adjustment.....................       --        --         --         --           --            --               --
  Shares issuable in connection
    with acquisitions
    (Note 13)......................       --        --         --         --        4,555            --               --
  Issuance of common stock in
    connection with acquisitions...      465         5         --         --        4,531            --               --
                                     -------      ----       ----       ----      -------         -----         --------
Balance at December 31, 1999.......   11,354      $114         --       $ --      $78,447         $(255)        $(72,287)
                                     =======      ====       ====       ====      =======         =====         ========
Total, December 31, 1999...........

                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE               COMPREHENSIVE
                                          LOSS         TOTALS         LOSS
                                     --------------   --------   --------------
Balance at December 31, 1996.......      $  --        $ (6,089)     $     --
  Net income.......................         --           1,619            --
  Conversion of nonvoting common
    shares to voting common
    shares.........................         --              --            --
  Purchase and retirement of
    nonvoting common shares........         --             (45)           --
  Net proceeds from initial public
    offering.......................         --          34,994            --
  Exercise of employee stock
    options........................         --             144            --
  Unearned compensation pursuant to
    issuance of stock options......         --              --            --
  Amortization of unearned
    compensation...................         --             144            --
  Warrants issued in connection
    with equity and debt
    placement......................         --             823            --
                                         -----        --------      --------
Balance at December 31, 1997.......         --          31,590            --
  Net loss.........................         --         (18,574)           --
  Amortization of unearned
    compensation...................         --              51            --
  Exercise of employee stock
    options........................         --             262            --
  Shares issued in repayment of
    note payable to individual.....         --              44            --
  Warrants issued in connection
    with Senior Notes Offering.....         --           2,107            --
                                         -----        --------      --------
Balance at December 31, 1998.......         --          15,480            --
  Net loss.........................         --         (48,235)     $(48,235)
  Net proceeds from private
    placement......................         --          29,043            --
  Exercise of employee stock
    options........................         --             422            --
  Unearned compensation pursuant to
    issuance of stock options......         --              --            --
  Amortization of unearned
    compensation...................         --             218            --
  Foreign currency translation
    adjustment.....................       (148)           (148)         (148)
  Shares issuable in connection
    with acquisitions
    (Note 13)......................         --           4,555            --
  Issuance of common stock in
    connection with acquisitions...         --           4,536            --
                                         -----        --------      --------
Balance at December 31, 1999.......      $(148)       $  5,871
                                         =====        ========
Total, December 31, 1999...........                                 $(48,383)
                                                                    ========

  The accompanying notes are an integral part of these consolidated statements

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $(48,235)     $(18,574)     $  1,619
Extraordinary item-loss on early extinguishment of debt.....        --           514            --
Adjustments to net income (loss):
  Depreciation and amortization.............................     7,753         2,253           451
  Compensation pursuant to stock options....................       218            51           144
  Amortization of deferred debt financing costs and debt
    discounts...............................................       795           947           237
Changes in operating assets and liabilities, net of effect
  of acquisitions:
  Accounts receivable, net..................................   (23,193)      (22,315)      (11,646)
  Accounts receivable, related party........................       166          (307)         (299)
  Accounts payable..........................................    34,237        13,248         8,249
  Accrued expenses..........................................     2,158           745           (45)
  Other.....................................................    (4,417)       (2,039)         (429)
                                                              --------      --------      --------
    Net cash used in operating activities...................   (30,518)      (25,477)       (1,719)
                                                              --------      --------      --------
INVESTING ACTIVITIES:
Acquisitions................................................   (17,298)       (2,648)           --
Purchases of property and equipment.........................   (56,761)      (34,931)       (3,881)
                                                              --------      --------      --------
    Net cash used in investing activities...................   (74,059)      (37,579)       (3,881)
                                                              --------      --------      --------
FINANCING ACTIVITIES:
Proceeds from Senior Notes and Warrants Offering............        --       160,000            --
Proceeds from sale of pledged securities....................    19,200         8,261            --
Proceeds from vendor financing..............................    18,579         8,885            --
Proceeds from Private Placements............................    29,043            --            --
Proceeds from bank facility.................................    93,377            --            --
Net proceeds from issuance of common stock..................       422           262        34,994
Investments in pledged securities...........................        --       (52,417)           --
Payments of debt financing costs............................      (400)       (6,222)         (366)
Scheduled repayments of bank facility.......................   (79,186)           --            --
Scheduled repayments of vendor financing....................    (2,707)           --            --
Scheduled repayments under capital lease obligations........      (476)         (371)         (402)
Net repayments under receivables-based credit facility......        --            --        (1,812)
Repayments under notes payable to individuals and other.....        --            --          (650)
Repayments under notes payable to related parties...........        --            --          (153)
Purchase and retirement of nonvoting common stock...........        --            --           (45)
                                                              --------      --------      --------
    Net cash provided by financing activities...............    77,852       118,398        31,566
                                                              --------      --------      --------
Increase (Decrease) in Cash and Cash Equivalents............   (26,725)       55,342        25,966
Cash and Cash Equivalents, beginning of year................    81,456        26,114           148
                                                              --------      --------      --------
Cash and Cash Equivalents, end of year......................  $ 54,731      $ 81,456      $ 26,114
                                                              ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................  $ 20,981      $  9,408      $    591
Income tax paid.............................................        --            10            19
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Equipment acquired under capital lease......................  $     --      $     84      $    378
Note payable to individual converted to common stock........        --            44            --
Accrued expenses converted to a note........................        --            --            44

 The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    Startec Global Communications Corporation (the "Company"), is a Delaware corporation founded in 1989 to provide communications services, including voice and Internet access services. The Company offers international long-distance service to residential and carrier customers through a flexible network of owned and leased transmission facilities, resale arrangements, and foreign termination arrangements. The Company's marketing targets select ethnic residential communities located in major metropolitan areas and leading international long-distance carriers. In 1999, the Company began three internet initiatives:
(i) Internet access for residential customers; (ii) global ethnic web communities and (iii) the deployment of an internet protocol network. The Company is headquartered in Bethesda, Maryland.

    RISK AND OTHER IMPORTANT FACTORS

    The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, dependence on operating agreements with foreign partners, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. Many of the Company's competitors are significantly larger and have substantially greater financial, technical, and marketing resources than the Company; employ larger networks and control transmission lines; offer a broader portfolio of services; have stronger name recognition and loyalty; and have long-standing relationships with the Company's target customers. In addition, many of the Company's competitors enjoy economies of scale that can result in a lower cost structure for transmission and related costs, which could cause significant pricing pressures within the telecommunications industry. If the Company's competitors were to devote significant additional resources to the provision of international long-distance services to the Company's target customer base, the Company's business, financial condition, and results of operations could be materially adversely affected.

    The Company has devoted substantial resources to the buildout of its network, deployment of its Internet initiatives, and the expansion of its marketing programs and strategic acquisitions. As a result, the Company experienced operating losses and negative cash flows from operations in 1998 and 1999. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the continued buildout of its network and growth of its customer base are substantial. The Company intends to fund its operational and capital requirements in 2000 using cash on hand, its available credit facilities, and with equity or debt financing. There can be no assurance that such new financing will be available on terms management finds acceptable or at all. In the event that the Company is unable to obtain such additional financing, it will be required to substantially limit or curtail its expansion plans, network buildout, marketing programs, and foreign operations or the Company may resort to selling assets to the extent permitted by its debt facilities. Even with such reductions, management believes that new financing will be required by no later than the end of 2001.

    In the United States, the Federal Communications Commission ("FCC") and relevant state Public Service Commissions have the authority to regulate interstate and intrastate telephone service rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company's services are provided. Legislation that substantially revised the U.S. Communications Act of 1934 was signed into law on February 8, 1996. This legislation has specific guidelines under which the Regional Bell

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Operating Companies ("RBOCs") can provide long-distance services, which will permit the RBOCs to compete with the Company in providing domestic and international long-distance services. Further, the legislation, among other things, opens local service markets to competition from any entity (including long-distance carriers, cable television companies and utilities).

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

    USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 1998, the Company recorded a net favorable retroactive PTT rate adjustment in the amount of $953,000. The rate adjustment relates to traffic sent from April 1997 through December 1998 and is reflected in cost of services in the accompanying consolidated statement of operations. These rate adjustments occur routinely.

    RECLASSIFICATION

    Certain amounts have been reclassified to conform with the current presentation.

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

    The Company has entered into operating agreements with telecommunications carriers in foreign countries under which international long-distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy at agreed upon rates per-minute. The Company records the amount due to the foreign partner as an expense in the period the traffic is terminated. When the return traffic is received in the future period, the Company generally realizes a higher gross margin on the return traffic compared to the lower margin (or sometimes negative margin) on the outbound traffic. Revenue recognized from return traffic was approximately $824,000, $2.6 million and $1.4 million, or .3 percent, 2 percent and 2 percent of net revenues in 1999, 1998 and 1997, respectively.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
There can be no assurance that traffic will be delivered back to the United States or what impact changes in future settlement rates, allocations among carriers or levels of traffic will have on net payments received and revenues recorded by the Company.

    INTERNATIONAL OPERATIONS

    The consolidated statements of operations include amounts related to non-U.S. subsidiaries. In 1999 and 1998, the Company recognized net revenues of approximately $8.7 million and $23,000 and net losses of approximately
$11.7 million and $340,000 attributable to non-U.S. subsidiaries, respectively.

    COST OF SERVICES

    Cost of services represents direct charges from vendors that the Company incurs to deliver service to its customers. These include costs of leasing capacity and rate-per-minute charges from carriers that originate, transmit, and terminate traffic on behalf of the Company.

    CASH AND CASH EQUIVALENTS

    The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents consist primarily of money market accounts that are available on demand. The carrying amounts reported in the accompanying consolidated balance sheets approximate fair value.

    PLEDGED SECURITIES AND RESTRICTED CASH

    In connection with the Senior Notes and Warrants Offering, the Company placed $52 million of net proceeds into marketable securities to fund the first six payments of interest on the Senior Notes through May 2001 which are payable semi-annually in November and May. The Company was required to provide a bank guarantee of $180,000 in connection with one of its foreign operating agreements. This guarantee is in the form of a certificate of deposit. The pledged securities and restricted cash are shown as long-term assets in the accompanying consolidated balance sheets. The Company has both the positive intent and ability to hold the pledged securities and restricted cash until maturity. Accordingly, these instruments are carried at amortized cost. As of December 31, 1999 and 1998, pledged securities totaled $27.9 million and $44.4 million, respectively.

    OTHER CURRENT ASSETS

    During 1998, the Company advanced an aggregate of approximately
$1.4 million to certain of its employees and officers. The secured loans bear interest at a rate of 7.87% per year, and are due and payable on December 31, 1999. The loans are included in other current assets in the accompanying consolidated balance sheets. All but $472,000 of these amounts was collected in January 2000, and the remaining payment terms were extended until December 31, 2000.

    LONG-LIVED ASSETS

    Long-lived assets and identifiable assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) result from the use of the assets and their eventual dispositions. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. Since inception, the Company has not recorded an impairment of its long-lived assets.

    The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

    INVESTMENTS

    Investments in 50% or less-owned enterprises over which the Company can exercise significant influence are accounted for using the equity method. Under the equity method, investments are carried at cost plus or minus the Company's equity in all increases and decreases in the investee's net assets after the date of acquisition.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at historical cost. Depreciation is provided for financial reporting purposes using the straight line method over the following estimated useful lives:

Property and leasehold improvements.........................        5 years
Communications equipment (including undersea cable).........  7 to 20 years
Computer and office equipment...............................   3 to 5 years

    Long-distance communications equipment includes assets financed under facility agreements and capital lease obligations of approximately
$26.8 million and $1.5 million as of December 31, 1999 and 1998, respectively.

    Maintenance and repairs are expensed as incurred. Replacements and improvements are capitalized. Gains on sales of assets are recognized at the time of sale or deferred to the extent required by generally accepted accounting principles.

    INTERNAL USE COMPUTER SOFTWARE

    In accordance with Statement of Position 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," the Company capitalized approximately $2.1 million and $910,000 for the years ended December 31, 1999 and 1998 respectively, in connection with its internal use software systems. Such costs are amortized principally over 3-5 years and are included in property and equipment in the accompanying consolidated balance sheets.

    DEBT DISCOUNTS AND DEFERRED FINANCING COSTS

    Deferred financing costs totaled $6.6 million and $6.2 million as of December 31, 1999 and 1998, net of amortization of $964,000 and $380,000 in 1999 and 1998, respectively. Deferred financing costs were incurred primarily in connection with the 1999 financing agreements and the 1998 Senior Notes and Warrants Offering and are included in other long-term assets in the accompanying consolidated balance sheets. Debt discounts associated with the Senior Notes and Warrants Offering total $2.1 million, net of

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) amortization of $340,000 and $129,000 in 1999 and 1998, respectively, and are reflected as a reduction of the Senior Notes. Debt discounts and deferred financing costs are amortized over the remaining life of the debt using the effective interest method.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to a concentration of credit risk are accounts receivable. Residential accounts receivable consist of individually small amounts due from geographically dispersed customers. Carrier accounts receivable represent amounts due from long-distance carriers. The Company's allowance for doubtful accounts is based on current market conditions. The Company's four largest carrier customers represented approximately 26 and 32 percent of gross accounts receivable as of December 31, 1999 and 1998, respectively. Revenues from several customers represented more than 10 percent of net revenues for the periods presented (see
Note 11). Purchases from the five largest suppliers represented approximately 25, 30 and 47 percent of cost of services for the years ended December 31, 1999, 1998 and 1997, respectively. Services purchased from several suppliers represented more than 10 percent of cost of services in the periods presented (see Note 11). One of these suppliers, representing 4, 4 and 7 percent of cost of services in the years ended December 31, 1999, 1998 and 1997, respectively, is based in a foreign country.

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

    EARNINGS (LOSS) PER COMMON SHARE

    SFAS No. 128 "Earnings per Share" requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following as of December 31, 1999, 1998 and 1997 (in thousands):

                                                           1999       1998       1997
                                                         --------   --------   --------
Weighted average common shares outstanding--basic......   9,411      8,945      6,136
Stock options and warrant equivalents..................      --         --        287
                                                          -----      -----      -----
Weighted average common and equivalent shares
  outstanding--diluted.................................   9,411      8,945      6,423
                                                          =====      =====      =====

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Options and warrants to purchase 2,455,928 and 1,366,726 shares of common stock, were excluded from the computation of diluted loss per share in 1999 and 1998, respectively, because inclusion of these options would have an anti-dilutive effect on loss per share.

    COMPREHENSIVE LOSS

    As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive loss is a more inclusive reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income or loss. The Company's only component of other comprehensive loss represents the foreign currency translation adjustment recognized in the year ended December 31, 1999.

    ADVERTISING COSTS

    In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," costs for advertising are expensed as incurred within the fiscal year. Such costs are included in selling and marketing expenses in the accompanying consolidated statements of operations.

    RECENT ACCOUNTING PRONOUNCEMENTS

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS
No. 133, as amended, is effectively for all fiscal quarters of fiscal years beginning after June 15, 2000, and management has not yet determined its effect on the Company's financial statements or disclosures.

2. ACCOUNTS RECEIVABLE:

    Accounts receivable consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Residential...............................................  $24,598    $20,340
Carrier...................................................   44,548     22,689
                                                            -------    -------
                                                             69,146     43,029

Allowance for doubtful accounts...........................   (3,964)    (2,659)
                                                            -------    -------
                                                            $65,182    $40,370
                                                            =======    =======

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. ACCOUNTS RECEIVABLE: (CONTINUED)
    The Company has certain service providers that are also customers. The Company settles amounts receivable and payable from and to certain of these parties on a net basis.

3. PROPERTY AND EQUIPMENT:

    Property and equipment, including equipment under capital leases consists of the following at December 31, 1999 and 1998 (in thousands):

                                              DEPRECIABLE
                                                 LIVES         1999       1998
                                             -------------   --------   --------
Property and leasehold improvements........        5 years   $  3,795   $ 1,314
Long distance communications equipment.....  7 to 20 years     51,642    29,017
Company and office equipment...............   3 to 5 years     11,583     4,746
                                                             --------   -------
                                                               67,020    35,077
Less: accumulated depreciation and
  amortization.............................                   (10,422)   (3,493)
                                                             --------   -------
                                                               56,598    31,584
Construction in progress...................                    37,623    11,941
                                                             --------   -------
                                                             $ 94,221   $43,525
                                                             ========   =======

    Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $6.9 million, $2.3 million and $451,000, respectively. Construction in progress consists primarily of network infrastructure equipment that has not been placed into service; accordingly no depreciation has been recorded.

4. INTANGIBLE ASSETS:

    Intangible assets recorded in connection with the acquisitions made in 1999 and 1998 (Note 13) consist of the (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Telecommunications licenses................................  $ 2,659     $1,793
Covenant not-to-compete....................................      250        250
Goodwill...................................................   20,025      3,544
                                                             -------     ------
                                                              22,934      5,587
Accumulated amortization...................................     (952)        --
                                                             -------     ------
Intangible assets, net.....................................  $21,982     $5,587
                                                             =======     ======

    Goodwill and covenants not to compete are amortized on the straight-line basis over 20 and 5 years, respectively. The telecommunications licenses were acquired through the acquisition of Global Communications GmbH and Phone Systems and Network, Inc. of France ("PSN"), and the PSN licenses are being amortized on the straight line basis over 1-4 years.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. ACCRUED EXPENSES:

    Accrued expenses consist of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Accrued interest............................................   $3,047     $2,496
Accrued marketing expense...................................      156        667
Accrued payroll and related taxes...........................    1,358        513
Accrued excise taxes and related charges....................    1,909      1,295
Other.......................................................    2,716      1,874
                                                               ------     ------
                                                               $9,186     $6,845
                                                               ======     ======

6. DEBT:

    Debt consists of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Senior notes, with a rate of 12% due May 2008...........  $160,000   $160,000
NTFC Financing Agreement, with an average rate of 9.51%     20,982      8,885
  maturing January 2004.................................
Congress Facility Agreement at the prime rate, maturing     14,191         --
  June 2002.............................................
Ascend Financing Agreement, with a rate of 8.5%,             2,311         --
  maturing October 2003.................................
IBM Financing Agreement, with an weighted average rate       1,464         --
  of
  12.41%, maturing 2003.................................
Note payable to individuals and other...................        --         16
Capital lease and other obligations.....................       262        461
                                                          --------   --------
                                                           199,210    169,362
Less: discount on Senior Notes..........................    (1,767)    (1,978)
Less: current portion...................................   (19,576)    (1,894)
                                                          --------   --------
                                                          $177,867   $165,490
                                                          ========   ========

    SENIOR NOTES AND WARRANTS OFFERING

    In May 1998, the Company issued $160 million of 12% senior unsecured notes ("Senior Notes") with a final maturity of May 2008. Warrants to purchase 200,226 shares of common stock at an exercise price of $24.20 per share were issued in conjunction with the Senior Notes issuance. The Senior Notes were recorded at a discount of $2.1 million to their face amount to reflect the fair market value attributable to the warrants. The warrants became exercisable in November 1998. The Company received net proceeds of $155 million, net of offering expenses. Concurrent with the issuance, the Company purchased $52 million in U.S. Government obligations from proceeds of the offering. The U.S. Government obligations are pledged to fund the first six interest payments on the Senior Notes (through May 2001). Interest on the Senior Notes is payable semi-annually in arrears in May and November commencing November 1998.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. DEBT: (CONTINUED)
Accrued interest as of December 31, 1999 and 1998 was $2.4 million and $2.5 million respectively. As of December 31, 1999, no warrants issued in connection with the Senior Notes have been exercised.

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

                                                              REDEMPTION
YEAR                                                            PRICE
----                                                          ----------
2003........................................................     106%
2004........................................................     104%
2005........................................................     102%
2006 (and thereafter).......................................     100%

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

IBM FINANCING AGREEMENT

    In July 1999, the Company entered into a three year vendor financing facility for up to $5 million with IBM Credit Corp (the"IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. Borrowings under the IBM Facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus a rate adjustment which varies by the type of equipment purchased. During 1999, the borrowings on IBM carried interest at rates ranging from 11.875% to 13.25% with a weighted average interest rate of 12.41%.

CFC FACILITY AGREEMENT

    In June 1999, the Company entered into a three year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility"), a subsidiary of First Union National Bank for up to $30 million. The CFC Facility, secured by trade accounts receivable may be used to finance equipment, undersea cables and the expansion of the Company's facilities. The CFC Facility bears interest at the prime rate effective on the date of borrowing. Principal and interest on the CFC Facility are repaid through collections from trade accounts receivable. There is an unused line fee equal to 1/4% per annum calculated upon the amount the maximum credit exceeds the average daily balance of borrowed amounts during the immediately preceding month payable monthly in arrears. During 1999, all borrowings on the CFC Facility carried an interest rate of 7.5%.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. DEBT: (CONTINUED)
    Under the terms of the CFC Facility, the Company is subject to certain financial and operational covenants, including but not limited to minimum gross margin percentages, restrictions on the Company's ability to pay dividends and level of indebtedness.

ASCEND FINANCING AGREEMENT

    In May 1999, the Company entered into a vendor financing facility for up to $20 million bearing interest at 8.5% with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capitalized lease structure.

NTFC FINANCING AGREEMENT

    In December 1998, the Company entered into a vendor financing facility for up to $35 million with NTFC Capital Corporation, a financing arm of GE Capital ("NTFC Facility"). The NTFC Facility may be used to finance switches, associated telecommunications equipment, undersea fiber optic cables, and the expansion of facilities in the Company's targeted marketing areas. Each borrowing under the NTFC Facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus the Rate Adjustment (as defined in the agreement). Individual borrowings under the NTFC Facility are amortized over 60 months from the date of advance with a final maturity of all outstanding amounts by January 2004. As of December 31, 1999, approximately $21.0 million bearing weighted average interest at approximately 9.51% was outstanding under the NTFC Facility. Principal and interest payments of approximately $527,814 are due monthly in arrears. During 1999, the borrowings on the NTFC Facility carried interest rates ranging from 8.91% to 10.39%.

    Under the terms of the NTFC Facility, the Company is subject to certain financial and operational covenants, including but not limited to minimum gross margin percentages, restrictions on the Company's ability to pay dividends and level of indebtedness.

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

    In connection with the Loan, the Company issued the Lender warrants to purchase 539,800 shares of the Company's common stock at $8.46 per share. Vesting on the remaining warrants was contingent on the occurrence of certain events. In December 1997, as a result of the Company's completed Initial Public Offering of common stock, the remaining warrants were retired. The warrants were valued at $823,000 and are classified as a component of stockholders' equity. As of December 31, 1999, warrants to acquire 269,900 shares of common stock remain outstanding and expire July 1, 2002.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. DEBT: (CONTINUED)

    Debt maturities as of December 31, 1999, excluding capital lease obligations, are as follows (in thousands);

2000........................................................    19,576
2001........................................................     5,700
2002........................................................     6,223
2003........................................................     6,811
Thereafter..................................................   160,000
                                                              --------
                                                              $199,210
                                                              ========

7. COMMITMENTS AND CONTINGENCIES:

LEASES

    The Company leases office space and equipment under non-cancelable operating leases. Rent expense was approximately $2.3 million, $1 million and $313,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The terms of the office lease require the Company to pay a proportionate share of real estate taxes and operating expenses. The Company also leases equipment under capital lease obligations. The future minimum commitments under lease obligations are as follows (in thousands):

                                                             CAPITAL    OPERATING
FOR THE YEAR ENDING DECEMBER 31,                              LEASES     LEASES
--------------------------------                             --------   ---------
2000.......................................................   $ 141      $ 3,266
2001.......................................................      80        2,822
2002.......................................................      60        2,304
2003.......................................................      --        1,458
2004.......................................................      --        1,227
Thereafter.................................................      --          908
                                                              -----      -------
                                                                281      $11,985
                                                                         =======

Less--Amounts representing interest........................     (19)
Less--Current portion......................................    (132)
                                                              -----
Long-term Portion..........................................   $ 130
                                                              =====

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

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    LITIGATION

    Certain claims and suits have been filed or are pending against the Company. In management's opinion, resolution of these matters will not have a material impact on the Company's financial position or results of operations and adequate provision for any potential losses has been made in the accompanying consolidated financial statements.

8. STOCKHOLDERS' EQUITY:

    COMMON AND PREFERRED STOCK

    In December 1999, the Company issued 1,875,000 shares of voting common stock for net proceeds of approximately $29.0 million through a private placement. The shares were subsequently registered for resale by holders of such shares in January 2000.

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

    STOCK OPTION PLANS

    In August 1997, the stockholders of the Company approved the 1997 Performance Incentive Plan (the "Performance Plan"). The Performance Plan provides for the award to eligible employees of the Company and others of stock options, stock appreciation rights, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. In 1998, the Board of Directors and stockholders approved an increase in the shares authorized for issuance under the Performance Plan to 18.5 percent of the common shares outstanding. The options expire ten years from the date of grant and vest ratably over five years. The Performance Plan provides that all outstanding options become fully vested in the event of a change in control, as defined. As of December 31, 1999 and 1998, approximately 264,689 and 914,890 options, respectively, were available for grant under the Performance Plan.

    The Company's Amended and Restated Stock Option Plan, reserves 270,000 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. In conjunction with the Company's January 20, 1997 amendment to the plan, all options were cancelled and certain options were reissued at their original exercise prices and compensation

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY: (CONTINUED)
expense was recognized for the excess of the fair value of the common stock over the exercise price of the related options. The Company recognized approximately $131,000 in compensation expense for the year ended December 31, 1997 as the vesting of the options accelerated upon completion of the Initial Public Offering.

    On December 14, 1998, the Company repriced 581,150 options outstanding, which had exercise prices ranging between $10.00 and $26.75 per share to the then market price of $9.00 per share. This was the Company's first and only repricing of options and the repricing did not benefit executive officers, affiliates, or major stockholders.

    A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented in the following chart:

                                                     1999                    1998                   1997
                                            ----------------------   --------------------   --------------------
                                                         WEIGHTED               WEIGHTED               WEIGHTED
                                                          AVERAGE                AVERAGE                AVERAGE
                                                         PRICE PER              PRICE PER              PRICE PER
                                             OPTIONS       SHARE     OPTIONS      SHARE     OPTIONS      SHARE
                                            ----------   ---------   --------   ---------   --------   ---------
Options outstanding at beginning of year
  January 1,..............................     743,600    $ 9.64      531,666    $ 9.96      138,300     $0.38
Granted...................................   1,248,652     14.47      977,900     10.54      668,366      8.14
Exercised.................................     (48,500)     8.69     (125,816)     1.85     (136,500)     1.05
Canceled..................................    (107,950)    10.30     (640,150)    12.81     (138,500)     0.38
                                            ----------    ------     --------    ------     --------     -----
Options outstanding at December 31,.......   1,835,802    $12.91      743,600    $ 9.64      531,666     $9.96
                                            ==========    ======     ========    ======     ========     =====
Options exercisable at December 31,.......     161,450    $ 9.78       76,530    $ 9.23      133,266     $1.85
                                            ==========    ======     ========    ======     ========     =====

    The following table summarizes information about stock options outstanding at December 31, 1999:

                               OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
---------------------------------------------------------------------------------   -----------------------
                                                           WEIGHTED
                                                            AVERAGE     WEIGHTED                  WEIGHTED
                                                           REMAINING     AVERAGE                   AVERAGE
RANGE OF                                      NUMBER      CONTRACTUAL   PRICE PER     NUMBER      PRICE PER
EXERCISE PRICES                             OUTSTANDING      LIFE         SHARE     EXERCISABLE     SHARE
---------------                             -----------   -----------   ---------   -----------   ---------
$ 1.85--$ 1.85............................       5,350        7.05       $ 1.85           250      $ 1.85
$ 4.75--$ 4.75............................      10,000        8.75         4.75         2,000        4.75
$ 8.00--$10.00............................     923,300        9.08         9.05       140,950        9.17
$12.25--$14.87............................     231,387        9.53        13.24        10,250       14.10
$16.12--$18.50............................     665,765        9.51        18.37         8,000       16.56
                                             ---------        ----       ------       -------      ------
$ 1.85--$18.50............................   1,835,802        9.29       $12.91       161,450      $ 9.78
                                             =========        ====       ======       =======      ======

    The Company has elected to account for stock and stock rights in accordance with Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees"). SFAS No. 123, "Accounting for Stock-Based Compensation," established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS No. 123 for expense recognition purposes.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY: (CONTINUED)
    Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of options granted during the years ended December 31, 1999, 1998, and 1997 was estimated at the date of grant using a fair value option pricing model with the following weighted-average assumptions: risk-free interest rates of 6 percent,
4.56 percent, and 6.2 percent; no dividend yield; weighted-average expected lives of the options of five years, and expected volatility of 87 percent, 95 percent, and 50 percent respectively.

    The fair value option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock rights.

    The weighted-average fair value of options granted during 1999, 1998 and 1997, was $12.46 per share, $7.84 per share and $4.32 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. If the Company had used the fair value accounting provisions of SFAS No. 123, the pro forma net loss for 1999 and 1998 would have been approximately $49,861,000 and $19,125,000, respectively, or $5.30 and $2.14 per share (basic and diluted), respectively. Pro forma net income for 1997 would have been $1,600,000, or $0.26 per share (basic) and $0.25 per share (diluted). The provisions of SFAS No. 123 are not required to be applied to awards granted prior to January 1, 1995. The impact of applying SFAS No. 123 may not necessarily be indicative of future results.

    Under the Performance Plan, the Company has granted options to acquire 57,500 shares of the Company's common stock to the Company's consultants in lieu of payment for certain consulting services to be performed in the future. Pursuant to SFAS No. 123, the Company recognized deferred compensation of $668,000 for the fair value of these options, as calculated using a fair value option pricing model, using the weighted average assumptions described above. For the years ended December 31, 1999, 1998 and 1997, the Company recognized expense of $218,000, $51,000 and $144,000, respectively, related to these options over the estimated service periods of the consultants.

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

    Each Right, when exercisable, would entitle the holder thereof to purchase 1/1,000th of a share of Series A Junior Participating Preferred Stock ("Junior Preferred Stock") at a price of $175 per 1/1,000th share. The Company's Board of Directors designated 25,000 shares of the authorized Preferred Stock for this purpose. The Rights, which have no voting rights, will expire on March 25, 2008.

    At the time of adoption of the Rights Plan, the Rights are neither exercisable nor traded separately from the common stock. Subject to certain limited exceptions, the Rights will be exercisable only if a

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY: (CONTINUED)
person or group, other than an Exempt Person, as defined in the Rights Plan, becomes the beneficial owner of 15% or more of the common stock or announces a tender or exchange offer which would result in its ownership of 15% or more of the common stock. Ten days after a public announcement that a person has become the beneficial owner of 15% or more of the common stock or ten days following the commencement of a tender or exchange offer which would result in a person becoming the beneficial owner of 15% or more of the common stock (the earlier of which is called the "Distribution Date"), each holder of a Right, other than the acquiring person, would be entitled to purchase a certain number of shares of common stock for each Right at one-half of the then-current market price. If the Company is acquired in a merger, or 50% or more of the Company's assets are sold in one or more related transactions, each Right would entitle the holder thereof to purchase common stock of the acquiring company at one half of the then-market price of such common stock.

    At any time after a person or group becomes the beneficial owner of 15% or more of the common stock, the Board of Directors may exchange one share of common stock for each Right, other than Rights held by the acquiring person. Generally, the Board of Directors may redeem the Rights at any time until 10 days following the public announcement that a person or group of persons has acquired beneficial ownership of 15% or more of the outstanding common stock. The redemption price is $.001 per Right. The Rights Plan was amended by the Board of Directors on August 21, 1999 to raise the trigger threshold from 10% to 15% and to authorize the Board to take steps to preclude an inadvertant triggering of the Rights Plan.

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

    As of December 31, 1999, the Company has warrants outstanding of 470,126 in connection with debt issuances and agreements. Warrants issued in connection with the Senior Notes and Warrants Offering have an exercise price of $24.20 and expire May 2008. Warrants issued in connection with the Commercial Loan Agreement have an exercise price of $8.46 and are exercisable for a period of five years beginning July 1997. The holders of the warrants will have no voting or other stockholder rights unless and until the warrants are exercised.

    EMPLOYEE BENEFIT PLANS

    During 1998, the Company adopted the Startec Employee 401(K) Plan (the "Plan"), a defined contribution plan. Employees are eligible for the Plan after completing at least one year of service and attaining age 20. The Plan allows for employee contributions up to 15% of their compensation. In September 1998, the Company adopted a contribution matching plan pursuant to which the Company, at its discretion, may contribute shares of the Company's common stock in an amount up to five percent of employee contributions. In 1999, the Company contributed approximately 5,000 shares. These shares will vest ratably over a five year period from the date of employment.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. INCOME TAXES:

    The Company has net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $79,578,000 and $25,483,000, as of December 31, 1999 and 1998, respectively, which may be applied against future taxable income and expire between 2010 and 2019. The Company utilized a portion of these NOLs to partially offset its taxable income for the year ended December 31, 1997. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset to the extent that management assesses the realization of such deferred tax assets is "more likely than not." A valuation reserve is established for any deferred tax assets that are not expected to be realized.

    As a result of historical and projected operating losses, a valuation allowance equal to the net deferred tax asset was recorded for all periods presented.

    The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Deferred tax assets:
  Net operating loss carryforwards......................  $ 30,733   $  9,842
  Allowance for doubtful accounts.......................     1,531      1,378
  Contested liabilities.................................     1,052        553
  Cash to accrual adjustments...........................        --        230
  Other.................................................       456        155
                                                          --------   --------
      Total deferred tax assets.........................    33,772     12,158
                                                          --------   --------
Deferred tax liabilities:
  Depreciation..........................................     3,227      1,227
  Other.................................................        19         19
                                                          --------   --------
      Total deferred tax liabilities....................     3,246      1,246
                                                          --------   --------
Net deferred tax assets.................................    30,526     10,912
Valuation allowance.....................................   (30,526)   (10,912)
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========

    Pursuant to Section 448 of the Internal Revenue Code, the Company was required to change from the cash to the accrual method of accounting. The effect of this change was amortized over four years for tax purposes.

    The Company recorded no benefit or provision for income taxes for the years ended December 31, 1999 and 1998. A provision for Federal alternative minimum tax was recorded for the year ended

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. INCOME TAXES: (CONTINUED)
December 31, 1997. The components of income tax expense for the year ended December 31, 1997 are as follows (in thousands):

                                                                1997
                                                              --------
Current Provision
Federal.....................................................   $ 171
Federal alternative minimum tax.............................      29
State.......................................................      23
                                                               -----
                                                                 223
                                                               -----
Deferred benefit
Federal.....................................................     (86)
State.......................................................     (12)
Benefit of net operating loss carryforwards.................     (96)
                                                               -----
                                                                (194)
                                                               -----
                                                               $  29
                                                               =====

    The provision for income taxes for the year ended December 31, 1997 results in an effective rate which differs from the Federal statutory rate as follows:

                                                                1997
                                                              --------
Statutory Federal income tax rate...........................    35.0%
Impact of graduated rate....................................    (1.0)
State income taxes, net of Federal tax benefit..............     4.6
Federal alternative minimum tax.............................     1.8
Benefit of net operating loss carryforwards.................   (38.6)
                                                               -----
Effective rate..............................................     1.8%
                                                               =====

10. RELATED-PARTY TRANSACTIONS:

    The Company has an agreement with an affiliate of a stockholder of the Company that calls for the purchase and sale of long distance services. Revenues generated from this affiliate amounted to approximately $825,000, $1.9 million and $1.9 million, or .3, 1 and 2 percent of total net revenues for the years ended December 31, 1999, 1998, and 1997, respectively. The Company was in a net accounts receivable position with this affiliate of approximately $286,000 and $684,000 as of December 31, 1999 and 1998, respectively. Services provided by this affiliate and recognized in cost of services amounted to approximately $409,000, $366,000 and $680,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

    The Company also has a lease with an affiliate of a stockholder of the Company (see Note 7).

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11. BUSINESS SEGMENT DATA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS:

    The Company classifies its operations into two industry segments, long-distance telecommunications services and Internet services. The long distance telecommunications service segment is evaluated by management on a regional basis by continent.

    The Company evaluates the performance of its segments based primarily on Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA"). The Company's interest income and expense is included in the consolidated Federal income tax return of the Company and its subsidiaries and is allocated based upon the relative contribution to the Company's consolidated general and administrative expense. Prior to 1999, the Company operated in only one business segment: long-distance telecommunications. Operations in Europe and Asia were not material in 1998 and 1997.

    The majority of the Company's selling, general, and administrative cost is incurred by the North American operations. However, selling, general, and administrative cost is allocated to the Company's other segments based on the total head count for the Company.

    The following table presents revenues and other financial information on a regional and segmented basis for the year ended December 31, 1999 (in thousands);

                                              LONG DISTANCE TELECOMMUNICATIONS
                                              ---------------------------------
                                                NORTH                             INTERNET
                                               AMERICA     EUROPE       ASIA      SERVICES   CONSOLIDATED
                                              ---------   ---------   ---------   --------   ------------
Net revenues................................  $263,611    $  7,169     $5,691     $    --      $276,471
Gross margin................................    31,747        (594)     2,583          --        33,736
Selling, marketing, general and
  administrative expense....................    42,204      10,328      3,193       1,467        57,192
EBITDA......................................   (10,457)    (10,922)      (610)     (1,467)      (23,456)
Depreciation and amortization expense.......     6,364         657        732          --         7,753
Interest expense............................    21,794          19         --          --        21,813
Interest income.............................     5,019          22         36          --         5,077
Fixed Assets, gross.........................    83,897       2,249      3,077      15,420       104,643
Total assets................................   249,890       8,256      9,998      12,487       280,631

    As of December 31, 1999, the Company's long-lived assets located in the United States were $83,897,000 in 1999 and $47,018,000 in 1998.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11. BUSINESS SEGMENT DATA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS: (CONTINUED) Substantially all of the Company's revenues for each period presented were derived from long distance telecommunications service calls originated within the United States and terminated outside the United States. Net revenues terminated by geographic area were as follows (in thousands):

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
                                                   1999        1998        1997
                                                 ---------   ---------   ---------
Asia Pacific Rim...............................  $102,809    $ 72,274     $42,039
Middle East/North Africa.......................    43,373      30,303      21,236
Sub-Saharan Africa.............................    26,718      13,020       6,394
Eastern Europe.................................    25,180      15,539       7,964
Western Europe.................................    12,346       2,725       1,913
North America..................................     7,785       5,661       3,398
South America and Other........................    58,260      21,647       2,913
                                                 --------    --------     -------
Total..........................................  $276,471    $161,169     $85,857
                                                 ========    ========     =======

    SIGNIFICANT CUSTOMERS

    A significant portion of the Company's net revenues is derived from a limited number of customers. During 1999, 1998 and 1997, the Company's five largest carrier customers accounted for approximately 35 percent, 61 percent and 47 percent of net revenues, respectively. One customer accounted for ten percent or more of net revenues in 1999 and 1998 while two customers accounted for ten percent or more of net revenues during 1997. The Company's agreements and arrangements with its carrier customers generally may be terminated on short notice without penalty. The following customers provided 10 percent or more of the Company's total net revenues in the year indicated (in thousands):

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                     1999        1998        1997
                                                   ---------   ---------   ---------
MCI/WorldCom, Inc................................   $61,927     $38,289     $19,886
Frontier.........................................         *           *      12,420

------------------------

*   Represents less than 10% of the total.

    SIGNIFICANT SUPPLIERS

    A significant portion of the Company's cost of services is purchased from a limited number of suppliers. The following suppliers provided 10 percent or more of the Company's total cost of services in the year indicated (in thousands):

                                                     FOR THE YEAR ENDED DECEMBER
                                                                 31,
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
MCI/WorldCom, Inc.................................  $22,213    $     *     $9,918
Pacific Gateway Exchange..........................        *     14,421      8,893

------------------------

*   Represents less than 10% of the total

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The fair value of certain financial assets and liabilities are shown below:

                                                       DECEMBER 31, 1999     DECEMBER 31, 1998
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
Financial assets:
  Pledged short-term marketable securities..........  $ 27,928   $ 29,221   $ 44,156   $ 45,180

Financial liabilities:
  Senior Notes, excluding debt discount.............   160,000    129,600    160,000    144,000
  Vendor financing and bank facility................    38,948     38,948      8,885      8,885

    Short-term marketable securities and the Senior Notes are valued based on quoted market prices. The fair values of the vendor financing are estimated based on expected future payments discounted at the Company's incremental borrowing rate.

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

13. ACQUISITIONS:

    In December 1999, the Company acquired SigmaNet Network Corporation ("SigmaNet") for approximately $648,000 in cash and 223,786 shares of Startec common stock valued at approximately $4.3 million. These shares were issued in January 2000. SigmaNet provides Internet services under the name of IAOL, including Internet access and a Web portal for the Asian Indian community. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of $4.9 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In July 1999, the Company acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") for approximately $200,000 in cash and $790,000 in shares of common stock. At the close of the transaction, 40,505 shares of common stock were issued. The remaining number of shares will be issued in accordance with the agreement as an amount equal to approximately $200,000 divided by the fair value of the common stock at the day of issuance. Worldwide Group provides voice and data services to businesses and individuals in the Hong Kong, China region. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of $1.1 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of the common stock. The Company acquired an additional 20.4% ownership interest was acquired through a cash tender offer and open market purchases for a total ownership interest of approximately 85%. Total consideration

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

13. ACQUISITIONS: (CONTINUED)
amounted to approximately $11.3 million, including acquisition costs. The Company recognized approximately $10.5 million in intangible assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland with additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France.

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

    In December 1998, the Company acquired Global Communications GmbH of Germany ("Global") for $5.4 million. Global has a Class IV nationwide telecommunications license for Germany, an interconnection agreement with Deutsche Telekom and a Siemens EWSD switch located in Dusseldorf. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of $2.5 million to goodwill and a telecommunications license.

    The Company has accounted for all of the referenced acquisitions using the purchase method. Accordingly, the results of operations of the acquired companies are included in the accompanying consolidated statements of operations of the Company, as of the date of their respective acquisition.

    The Company's summarized, unaudited consolidated pro forma results of operations, assuming the above PCI and PSN transaction occurred on January 1, 1998 are as follows (in thousands, except per share amounts):

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Net Revenues............................................  $277,431   $172,021
Loss from operations....................................   (31,458)   (12,412)
Loss before extraordinary item..........................   (48,432)   (19,574)
Net loss................................................   (48,432)   (20,088)
Basic and diluted loss per common share:
  Loss before extraordinary item........................     (5.15)     (2.19)
  Net loss per common share.............................     (5.15)     (2.25)

    Operations for Global were not significant for 1998, and operations for SigmaNet and Worldwide Group were not significant for 1999 or 1998.

    In May 1999, the Company entered into an agreement to acquire up to a 49% fully diluted ownership interest in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. The agreement, which became effective July 1999 upon approval by the government of India, provides for an investment of $1 million payable in equal installments of $500,000 in July 1999 and March 2000 and a $600,000 convertible loan. The loan, convertible into common shares of Dialnet through July 2002, extends available credit of $300,000 immediately and an additional $300,000 in March 2000. Per the agreement, the remaining $500,000 investment and $300,000 loan, are payable at the

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

13. ACQUISITIONS: (CONTINUED)
Company's option. As of December 31, 1999, the Company has an equity investment of $500,000, and $300,000 is outstanding under the convertible loan. In
January 2000, the Company loaned the remaining $300,000 under the convertible loan.

    In February 1999, the Company acquired a 20% equity ownership interest in BCH Holding Company, Inc. ("BCH") with operations in Poland, for approximately $1.2 million. Concurrent with the acquisition, Startec received a $2.5 million note payable from BCH convertible at Startec's option into common shares equivalent to an additional 28% fully diluted ownership interest of BCH. BCH is a reseller of international voice and a licensed Internet service provider in Poland. The investment in BCH and the note payable from BCH are included in other long-term assets in the accompanying consolidated balance sheets.

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

    The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                       1999
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.......................................  $57,714    $61,916    $76,616    $ 80,225
Gross margin.......................................    5,060      7,188     10,071      11,417
Loss from operations...............................  (10,260)    (7,899)    (6,860)     (6,190)
Net loss...........................................  (13,827)   (11,922)   (11,272)    (11,214)
Basic and diluted loss per common share:
  Net loss.........................................    (1.51)     (1.28)     (1.19)      (1.15)
  Weighted average common shares outstanding--basic
    and diluted....................................    9,144      9,390      9,422       9,681

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED): (CONTINUED)

                                                                       1998
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.......................................  $29,891    $33,461    $47,448    $ 50,369
Gross margin.......................................    4,236      4,632      5,496       5,629
Income (loss) from operations......................      713     (1,166)    (3,282)     (6,921)
Income (loss) before extraordinary item............      899     (2,657)    (6,015)    (10,287)
Net income (loss)..................................      899     (2,657)    (6,015)     10,801)
Basic earnings (loss) per common share:
  Income (loss) before extraordinary item..........     0.10      (0.30)     (0.67)      (1.15)
  Net income (loss)................................     0.10      (0.30)     (0.67)      (1.21)
  Weighted average common shares
    outstanding--basic.............................    8,909      8,942      8,964       8,965
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary item..........     0.10      (0.30)     (0.67)      (1.15)
  Net income (loss)................................     0.10      (0.30)     (0.67)      (1.21)
  Weighted average common and equivalent shares
    outstanding--diluted...........................    9,365      8,942      8,964       8,965

15. SUBSEQUENT EVENTS:

    During the first quarter of 2000, we acquired several IP termination facilities from various vendors. We have integrated these facilities into our IP network and have launched Voice over IP services as a new line of business in the first quarter of 2000. The aggregate cost of these IP facilities will be up to $10 million, depending upon transaction and revenue sharing agreements.

    During the first quarter of 2000, we acquired DLC Enterprises Inc., a New York-based telecommunications company for approximately $1 million. DLC offers dial-1, debit card and ISP services. DLC provides Startec with a management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers.

    During the first quarter of 2000, Startec acquired Global Villager Inc. for $500,000 in cash and 498,916 shares of common stock valued at $12.5 million. The shares were issued in March 2000. Global Villager owns a leading bilingual Chinese/English Web community, DragonSurf.com, which provides a vast range of content and services on its Web site for the Greater Chinese community.

    During the first quarter of 2000, Startec acquired Vancouver Telephone Company ("VTC"), for $1,033,722 in cash and 520,463 shares of common stock valued at $13.8 million. VTC provides domestic and international long distance services in Canada. VTC markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth the names and other information about our executive officers and directors as of December 31, 1999. Our board of directors is divided into three classes of directors, each containing, as nearly as possible, an equal number of directors. Directors within each class are elected to serve three-year terms, and approximately one-third of the directors stand for election at each annual meeting of the stockholders. At the next annual meeting, the stockholders will elect the person to serve as our Class III director.

                                              AGE                POSITION WITH COMPANY
                                            --------   ------------------------------------------
Ram Mukunda...............................     41      Chairman, President, and Chief Executive
                                                       Officer
Prabhav V. Maniyar........................     40      Chief Financial Officer and Director
Nazir G. Dossani..........................     58      Director
Richard K. Prins..........................     43      Director
Sudhaker Shenoy...........................     53      Director
Anthony A. Das............................     46      Chief Operating Officer, Online Services
David Venn................................     40      Chief Operating Officer, European
                                                       Operations
John H. Wolaver...........................     54      Chief Operating Officer, North American
                                                       Operations

    The business experience, principal occupation and employment of our executive officers and directors are as follows:

    Ram Mukunda is our founder. Prior to 1989, Mr. Mukunda was an Advisor in Strategic Planning with INTELSAT, an international consortium responsible for global satellite services. While at INTELSAT, he was responsible for issues relating to corporate, business, financial planning and strategic development. Prior to joining INTELSAT, he worked as a fixed-income analyst with Caine, Gressel. Mr. Mukunda earned an M.S. in electrical engineering from the University of Maryland.

    Prabhav V. Maniyar joined us as Chief Financial Officer in January 1997. From June 1993 until he joined us, Mr. Maniyar was the Chief Financial Officer of Eldyne, Inc., Unidyne Corporation and Diversified Control Systems, LLC, collectively known as the Witt Group of Companies. The Witt Group of Companies was acquired by the Titan Corporation in May 1996. From June 1985to May 1993, Mr. Maniyar held progressively more responsible positions with NationsBank.
Mr. Maniyar earned a B.S. in Economics from Virginia Commonwealth University and an M.A. in Economics from Old Dominion University.

    Nazir G. Dossani joined us as a director in October 1997 at the completion of our initial public offering. Mr. Dossani was recently appointed Senior Vice President for Asset/Liability Management and Research at the Federal Home Loan Mortgage Corp. From January 1993 until his recent promotion, he was Vice President for Asset/Liability Management. Prior to this position, Mr. Dossani was Vice President--Pricing and Portfolio Analysis at the Federal National Mortgage Association. Mr. Dossani received a Ph.D. in regional science from the University of Pennsylvania and an M.B.A. from the Wharton School of the University of Pennsylvania.

    Richard K. Prins joined us as a director in October 1997 at the completion of our initial public offering. Mr. Prins is a Senior Vice President with Ferris, Baker Watts, Incorporated. From July 1988 through March1996, he served as Managing Director of Investment Banking with Crestar Securities

Corporation. Mr. Prins received an M.B.A. from Oral Roberts University and a B.A. from Colgate University. He currently serves on the Board of Directors of Path Net, Inc., a domestic telecommunications company, Socrates Corporation
(SOCT) and The Association for Corporation Growth, National Capital Chapter.

    Sudhakar Shenoy joined us as a director in 1999. He is the founder and Chief Executive Officer of Information Management Consultants, an internationally recognized systems and software development firm serving the public and private sectors for more than the last five years. Mr. Shenoy received a bachelor's degree in electrical engineering from the Indian Institute of Technology, an M.S. in electrical engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively.

    Anthony A. Das is the Chief Operating Officer for Online Services. Mr. Das joined us in February 1997. Prior to joining, Mr. Das was a senior consultant at Armitage Associates between 1995 and 1997. Prior to joining Armitage Associates, he served as a senior career executive in the Office of the Secretary, Department of Commerce from 1993 to 1995. From 1990 to 1993, Mr. Das was the Director of Public Communication at the State Department.

    David Venn joined us as Chief Operating Officer, European Operations, in December 1999. Mr. Venn was a senior vice president and then the chief operating officer from 1997 to 2000 for International Wireless Communications Inc. in London, England. From 1994-97, Mr. Venn was the managing director of London Interconnect Ltd. In 1998, while Mr. Venn was a senior vice president of International Wireless Communications, Inc., it filed for protection under Chapter 11 of the Federal bankruptcy laws. The company emerged from Chapter 11 status in February 2000. Mr. Venn holds a bachelor of science in telecommunications engineering from University South West and an M.B.A. from Ashridge Management College, both in the U.K.

    John H. Wolaver joined us as Chief Operating Officer, North American operations, in December 1999. Mr. Wolaver was most recently an executive vice president and chief operating officer of United Telesis, LLC in Washington, D.C. Mr. Wolaver has almost 20 years of telecommunications experience, particularly in the areas of sales and marketing. At Sprint, he was a director in the partnership marketing/ consumer services group. At MCI he was a director in corporate marketing. Mr. Wolaver received a bachelor's degree in liberal arts from Purdue University, an M.A. in finance and statistics from Central Michigan University and an M.B.A. from The Wharton School of the University of Pennsylvania.

COMMITTEES OF THE BOARD

    The board of directors has established a Compensation Committee and an Audit Committee. The Compensation Committee is responsible for reviewing and approving salaries, bonuses and benefits paid or given to all of our executive officers and making recommendations to our board of directors with regard to employee compensation and benefit plans. The Compensation Committee also administers our Amended and Restated Option Plan and our Amended and Restated 1997 Performance Incentive Plan ("1997 Plan"). The members of the Compensation Committee are Richard Prins and Nazir Dossani. This committee met twice during 1999. The Audit Committee, which consist entirely of non-employee directors, is charged with recommending the engagement of independent accountants to audit our financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the functions of the management and the independent accountants pertaining to our financial statements, reviewing management's procedures and policies regarding internal accounting controls, and performing such other related duties and functions as are deemed appropriate by the Audit Committee and the board of directors. The members of the Audit Committee are Richard Prins, Nazir Dosani and Sudhakar Shenoy. This committee met once during 1999.

    The board of directors held six meetings in 1999 and took various actions by written consent. During 1999, each incumbent director attended at least 75% of the aggregate of the total number of meetings of the board during the period for which such incumbent was a director, and the total number of meetings held by all committees on which such incumbent served.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership and changes in their ownership of our common stock with the Securities and Exchange Commission. Such insiders are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

    Based solely on its review of the copies of such reports received by us, or written representations from such reporting persons that no Form 5s were required for those persons, we believe that our directors and executive officers complied with all applicable Section 16(a) filing requirements for fiscal 1999, except that Messrs. Venn and Wolaver filed their respective initial statements of beneficial ownership of securities on Form 3 approximately three months late, Mr. Mukunda failed to report an option award in each of 1998 and 1999, Mr. Prins failed to report an option award in 1998, Mr. Dossani failed to report an option award in each of 1998 and 1999, and Mr. Maniyar failed to report an option award in each of 1998 and 1999.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain summary financial information concerning compensation for services in all capacities awarded to, earned by or paid to, our chief executive officer and certain of the other most highly compensated executive officers, whose aggregate cash and cash equivalent compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM COMPENSATION
                                                                                 ----------------------------
                                                         ANNUAL COMPENSATION     SECURITIES         ALL
                 NAME AND                              -----------------------   UNDERLYING        OTHER
            PRINCIPAL POSITION                YEAR      SALARY         BONUS      OPTIONS     COMPENSATION(1)
            ------------------              --------   --------       --------   ----------   ---------------
Ram Mukunda...............................    1999     $324,987         $ --        40,000        $35,426
  President, Chief Executive Officer          1998      401,117(2)        --        30,000         35,000
                                              1997      345,833(3)        --            --         30,800

Prabhav V. Maniyar........................    1999      233,645           --        21,000         15,846
  Chief Financial Officer                     1998      180,042           --        15,000         18,000
                                              1997      149,585           --       157,616             --

Anthony A. Das............................    1999      152,305           --        21,000             --
  Chief Operating Officer,                    1998      124,167           --        15,000             --
  Online Services                             1997       79,167           --        30,000             --

David Venn (4)............................    1999           --           --        40,000             --
  Chief Operating Officer,                    1998           --           --            --             --
  European Operations                         1997           --           --            --             --

John H. Wolaver (5).......................    1999           --           --        36,500             --
  Chief Operating Officer,                    1998           --           --            --             --
  North American Operations                   1997           --           --            --             --

------------------------

(1) This amount includes the value of an automobile allowance.

(2) Includes $102,000 accrued salary for prior periods.

(3) Includes $150,000 accrued salary for prior periods.

(4) Mr. Venn joined us on December 28, 1999.

(5) Mr. Wolaver joined us on December 28, 1999.

DIRECTOR COMPENSATION

    Directors do not receive cash compensation for their service on our board of directors. In the future, however, directors who are not employees may receive meeting fees, committee fees and other compensation relating to their service. Each member of our board of directors who is not an employee is entitled to receive an automatic grant of options to purchase 10,000 shares of our common stock upon joining the board and additional options to purchase 10,000 shares per year of service thereafter. All directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at board and committee meetings.

EMPLOYMENT AGREEMENTS

    Startec entered into an employment agreement with Mr. Ram Mukunda on July 1,1997, pursuant to which Mr. Mukunda holds the positions of President, Chief Executive Officer and Treasurer, was paid an initial annual base salary of $250,000 per year, is entitled to participate in the 1997 Plan, is eligible to receive a bonus of up to 40% of his base salary as determined by the Compensation Committee based upon our financial and operating performance, and is entitled to receive an automobile allowance of $1,500 per month. In addition, the agreement provides that, if there is a "Change of Control," Mr. Mukunda will receive, for the longer of 12 months or the balance of the term under his employment agreement (which initially could be for a period of up to three years), the following benefits: (1) a severance payment equal to $20,830 per month; (2) a pro rata portion of the bonus applicable to the calendar year in which such termination occurs; (3) all accrued but unpaid base salary and other benefits as of the date of termination; and (4) such other benefits as he was eligible to participate in at and as of the date of termination. Effective
July 1, 1998, Mr. Mukunda's annual base salary was increased to $325,000.

    We also entered into an employment agreement with Prabhav V. Maniyar on July 1, 1997, pursuant to which Mr. Maniyar holds the positions of Senior Vice President, Chief Financial Officer and Secretary, was paid an initial annual base salary of $175,000 per year, is entitled to participate in the 1997 Plan, is eligible to receive a bonus of up to 40% of his base salary as determined by the Compensation Committee based upon our financial and operating performance, and is entitled to receive an automobile allowance of $750 per month.
Mr. Maniyar resigned effective February 22, 2000 as secretary. In addition, the agreement provides that if there is a "Change of Control," Mr. Maniyar will receive, for the longer of 12 months or the balance of the term under his employment agreement (which initially could be for a period of up to three years), the following benefits: (1) a severance payment equal to $14,580 per month; (2) a pro rata portion of the bonus applicable to the calendar year in which such termination occurs; (3) all accrued but unpaid base salary and other benefits; and (4) such other benefits as he was eligible to participate in at and as of the date of termination. Effective July 1, 1998, Mr. Maniyar's annual base salary was increased to $225,000.

    Each of Mr. Mukunda's and Mr. Maniyar's agreements have an initial term of three years and are renewable for successive one year terms. In addition, the agreements also contain provisions which restrict the ability of Messrs. Mukunda and Maniyar to compete with Startec for a period of one year following termination. For purposes of the agreements, a "Change of Control" shall be deemed to have occurred if (A) any person becomes a beneficial owner, directly or indirectly, of our securities representing 30% or more of the combined voting power of all classes of our outstanding voting securities; or
(B) during any period of two consecutive calendar years individuals who at the beginning of such period constitute the board of directors, cease for any reason to constitute at least a majority thereof, unless the election or nomination for the election by our stockholders of each new director was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election or nomination for election was previously so approved; or (C) our stockholders approve a merger or consolidation with any other company or entity, other than a merger or consolidation that would result in our voting securities outstanding immediately prior thereto continuing to represent more than 50% of the combined voting power of our voting securities or such surviving entity outstanding immediately after such merger or consolidation (exclusive of the situation where the merger or consolidation is effected in order to implement a recapitalization in which no person acquires more than 30% of the combined voting power of our outstanding securities); or (D) our stockholders approve a plan of complete liquidation or an agreement for the sale or disposition of all or substantially all of our assets.

    On December 28, 1999, we entered into an employment agreement with David Venn. Under the agreement, Mr. Venn receives a base salary of $225,000 and is eligible for an annual bonus of up to 40% of his base salary as determined by our board of directors or president. The agreement provides for limited severance payments if he is terminated without cause equal to his base salary for a period of six months. The agreement expires on December 31, 2002 unless extended and contains confidentiality and non-competition provisions.

STOCK OPTION GRANTS

    The following table sets forth certain information regarding grants of options to purchase common stock made by the Compensation Committee during the fiscal year ended December 31, 1999, to each of the officers listed in the summary compensation table above. No stock appreciation rights were granted during 1999. On March 22, 2000, the closing price of our common stock was $26.9375.

                                                                                                         REALIZED VALUE AT
                                                                                                       ASSUMED ANNUAL RATES
                                                                                                          OF STOCK PRICE
                          NUMBER OF         PERCENTAGE OF                                            APPRECIATION FOR OPTIONS
                         SECURITIES         TOTAL OPTIONS                    MARKET                           TERM(3)
                         UNDERLYING           GRANTED TO        EXERCISE    PRICE ON    EXPIRATION   -------------------------
        NAME           OPTIONS GRANTED   EMPLOYEES IN 1999(1)   PRICE(2)   GRANT DATE      DATE          5%           10%
        ----           ---------------   --------------------   --------   ----------   ----------   ----------   ------------
Ram Mukunda..........      40,000                3.21%           $18.50      $18.16      12/28/09     $537,705     $1,362,650
Prabhav V. Maniyar...      21,000                1.69%            12.44       12.44       10/1/09      276,492        697,751
Anthony A. Das.......      21,000                1.68%            18.50       18.16      12/28/09      282,295        715,391
David Venn...........      40,000                3.21%            18.50       18.16      12/28/09      537,705      1,362,650
John H. Wolaver......      36,500                2.92%            18.50       18.16      12/28/09      490,656      1,243,418

------------------------

(1) During 1999, options were granted to purchase a total of 1,248,652 shares of our common stock.

(2) The exercise price was equal to or greater than the per share price of our common stock underlying the options on the date of grant.

(3) Amounts reflected in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on our common stock over the term of the options. Actual gains, if any, on the stock option exercises and common stock holdings are dependent upon the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the holder of the option.

OPTION EXERCISES AND HOLDINGS

    The following table sets forth certain information as of December 31, 1999 regarding the number and value of options exercised during 1999 and unexercised options held by each of the officers listed in the summary compensation table above. No stock appreciation rights were exercised during 1999.

                                                                      NUMBER OF SECURITIES
                                                                           UNDERLYING        VALUE OF UNEXERCISED
                                                                          UNEXERCISED           "IN-THE-MONEY"
                                                                       OPTIONS AT FISCAL      OPTIONS AT FISCAL
                                                                            YEAR-END              YEAR- END
                            SHARES ACQUIRED ON                            EXERCISABLE/           EXERCISABLE/
           NAME                EXERCISE(#)       VALUE REALIZED ($)      UNEXERCISABLE       UNEXERCISABLE($)(1)
           ----             ------------------   ------------------   --------------------   --------------------
Ram Mukunda...............            --                   --             6,000/64,000          76,125/642,000
Prabhav V. Maniyar........            --                   --            23,000/63,000         376,812/964,823
Anthony A. Das............         9,000              111,375             3,000/46,500          53,813/634,595
David Venn................            --                   --                --/40,000               0/351,100
John H. Wolaver...........            --                   --                --/36,500               0/320,379

------------------------

(1) Options are "in-the-money" if the fair market value of underlying securities exceeds the exercise price of the options. On March 22, 2000, the closing price of our common stock was $26.9375.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the ownership of our voting securities as of December 31, 1999, including options and warrants by
(i) each person known to be the beneficial owner of more than five percent of any class of our voting securities, (ii) each director and executive officer, and (iii) all directors and executive officers as a group.

                                                              AMOUNT AND NATURE OF
                                                                   BENEFICIAL
NAME AND ADDRESS(1)                                               OWNERSHIP(2)       PERCENT OF CLASS
-------------------                                           --------------------   ----------------
Ram Mukunda(3)..............................................        3,584,675              29.6%
Prabhav V. Maniyar(4).......................................          134,616               1.1%
Sudhakar Shenoy(5)..........................................            1,000                 *
Nazir G. Dossani (6)........................................           12,000                 *
Richard K. Prins(7).........................................           47,000                 *
Anthony A. Das(8)...........................................            3,000                 *
David Venn(9)...............................................               --                 *
John H. Wolaver(10).........................................               --                 *
All Directors and Executive Officers as a group (8
  persons)..................................................        3,782,291              31.2%
Gold & Appell Transfer SA(11)...............................        1,026,050              10.9%
  Omar Hodge Building
  Wickhams Cay, Road Town
  Tortula, British Virgin Islands
Atocha, LP(12)..............................................          606,500               6.7%
  6429 Georgetown Pike
  McLean, Virginia 22101
RS Investment Management Co. LLL(13)........................          575,000               6.1%
  388 Market Street, Suite 200
  San Francisco, CA 94111
Blue Carol Enterprises Ltd..................................          807,124               6.7%
  930 Ocean Center
  Harbour City
  Kowloon, Hong Kong

------------------------

* Represents beneficial ownership of less than one percent of the outstanding shares of our class of common stock.

(1) Unless otherwise noted, the address of all persons listed is c/o Startec Global Communications Corporation, 10411 Motor City Drive, Bethesda, MD 20817.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of our common stock subject to options, warrants or other rights to purchase which are currently exercisable or are exercisable within 60 days of December 31, 1999 are deemed beneficially owned for computing the percentage ownership of the persons holdings such options, warrants or rights, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown.

(3) Includes exercisable options to purchase 6,000 shares of our common stock. Does not include unexercisable options to purchase 64,000 shares of common stock.

(4) Includes exercisable options to purchase 23,000 shares of our common stock. Does not include unexercisable options to purchase 63,000 shares of common stock.

(5) Does not include unexercisable options to purchase 10,000 shares of our common stock.

(6) Includes exercisable options to purchase 3,000 shares of common stock. Does not include unexercisable options to purchase 17,000 shares of common stock.

(7) Includes exercisable options to purchase 3,000 shares of common stock and a warrant to purchase 33,000 shares of common stock. Does not include unexercisable options to purchase 17,000 shares of common stock. In addition, Mr. Prins is a Senior Vice President of Ferris, Baker Watts, Incorporated.

(8) Includes exercisable options to purchase 3,000 shares of common stock. Does not include unexercisable options to purchase 46,500 shares of common stock.

(9) Does not include unexercisable options to purchase 40,000 shares of common stock.

(10) Does not include unexercisable options to purchase 36,500 shares of common stock.

(11) As reported on Schedule 13D/A filed with the SEC on August 12, 1999.

(12) As reported on Schedule 13G filed with the SEC on April 22, 1999.

(13) As reported on Schedule 13G filed with the SEC on February 15, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We have an agreement with Companhia Santomensed De Telecommunicacoes, an affiliate of Blue Carol Enterprises Ltd., which currently holds 6.7% of the outstanding shares of our common stock, for the purchase and sale of long distance services. Revenues generated from this agreement amounted to approximately $1,900,000, $1,900,000 and $825,000, or 2%, 1% and 0.3% of our
total revenues for the years ended December 31, 1997, 1998 and 1999, respectively. Services provided amounted to approximately $680,000, $366,000 and $409,000 of our costs of services for the years ended December 31, 1997, 1998 and 1999, respectively. We also have a lease agreement with an affiliate of Blue Carol, Companhia Portuguesa Radio Marconi, S.A. dated June 15, 1996, for rights to use undersea fiber optic cable at a cost of $38,330 semi-annually for five years on a resale basis. During the second quarter of 1998, loans to certain employees, including executive officers, were made on substantially the same terms, including interest rates. An aggregate of $1,488,238 was advanced to the employees, including $400,000 to Mr. Mukunda, and $550,000 to Mr. Maniyar. The loan to Mr. Mukunda was made in connection with the payment of taxes and other obligations. Mr. Maniyar's loan was granted in connection with his exercise of outstanding options to purchase common stock and the payment of taxes related thereto. Both loans bear interest at a rate of 7.87% per year. Principal and interest on Mr. Mukunda's loan are due December 31, 2000 and may not be pre-paid. Mr. Maniyar's loan, including accrued interest, has been repaid.

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

          Description:

          Report of Independent Public Accountants Schedule II--Valuation and Qualifying Accounts

    (a) 3. EXHIBITS. The Exhibits required to be filed pursuant to Form 10-K are identified in the Exhibit Index.

    (b) REPORTS ON FORM 8-K

    During the last quarter of 1999, we filed two reports on Form 8-K with the SEC on November 9 and December 30 to file certain press releases under Item 5 of Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of March 2000.

                                                       STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                                       By   /s/ PRABHAV V. MANIYAR
                                                            -----------------------------------------
                                                            Prabhav V. Maniyar
                                                            Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
/s/ RAM MUKUNDA                        President, Chief Executive Officer,    March 24, 2000
------------------------------------   Treasurer and Chairman (Principal
Ram Mukunda                            Executive Officer)

/s/ PRABHAV V. MANIYAR                 Chief Financial Officer and Director   March 24, 2000
------------------------------------   (Principal Financial and Accounting
Prabhav V. Maniyar                     Officer)

/s/ SUDHAKAR V. SHENOY                 Director                               March 24, 2000
------------------------------------
Sudhakar V. Shenoy

/s/ NAZIR G. DOSSANI                   Director                               March 24, 2000
------------------------------------
Nazir G. Dossani

/s/ RICHARD K. PRINS                   Director                               March 24, 2000
------------------------------------
Richard K. Prins

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Startec Global Communications Corporation:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Startec Global Communications Corporation and subsidiaries (a Delaware corporation) included in this Form 10-K and have issued our report thereon dated February 23, 2000. (except for the matters discussed in Note 15 of the consolidated financial statements, as to which the date is March 23, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP

Vienna, Virginia
February 23, 2000

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                                      ------------------------
                                                      CHARGED TO    CHARGED TO
                                          BEGINNING    COSTS AND      OTHER         ENDING
DESCRIPTION                                BALANCE    EXPENSES(A)   ACCOUNT(B)   DEDUCTIONS(C)   BALANCE
-----------                               ---------   -----------   ----------   -------------   --------
Reflected as reductions to the related
  assets:

Provisions for uncollectible accounts
  (deductions from trade accounts
  receivable)...........................
Year ended December 31, 1997............   $1,079        $ 57         $1,864        $  (647)      $2,353
Year ended December 31, 1998............    2,353         329            827           (850)       2,659
Year ended December 31, 1999............    2,659         271          3,993         (2,959)       3,964

------------------------

(a) Includes $329,000 and $271,000 of reserves recognized in purchase accounting in 1998 and 1999.

(b) Represents a reduction of residential revenue not expected to be realized.

(c) Represents amounts written off as uncollectible.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

 4.8*** Warrant Agreement, dated as of May 21, 1998 by and between the Company and First Union National Bank, a Warrant Agent

 4.9***                 Form of Warrant (included as Exhibit A to Exhibit 4.8)

 4.10***                Collateral Pledge and Security Agreement, dated as of May
                        21, 1998 by and between the Company and First Union National
                        Bank, as Trustee

 4.11**                 Rights Agreement, dated as of March 26, 1998, between the
                        Company and Continental Stock Transfer & Trust Company.

4.12++++ First Supplemental Indenture dated as of 20 August 1999 by and between the Company and First Union National Bank, as Trustee

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

10.6*                   Employment Agreement dated as of July 1, 1997 by and between
                        Startec, Inc. and Prabhav V. Maniyar.

10.7*                   Amended and Restated Stock Option Plan.

10.8*                   1997 Performance Incentive Plan.

10.9*                   Subscription Agreement by and among Blue Carol Enterprises,
                        Limited, Startec, Inc. and Ram Mukunda dated as of February
                        8, 1995.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

10.28#                  International Facilities License, United Kingdom

10.29##                 Columbus III Cable System Construction and Maintenance
                        Agreement dated February 11, 1998.

10.30###                TAT-14 Cable Network Construction and Maintenance Agreement
                        dated as of September 2, 1998.

10.31###                SEA-ME-WE Construction and Maintenance Agreement dated as of
                        January 1, 1997.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

10.35### Rack Space Agreement by and between IXC Carrier, Inc. and the Company, dated as of August 19, 1998 (Dallas).

10.36###                Co-Location Agreement by and between Espirit Telecom Benelux
                        BV and the Company., dated as of September 21, 1998

10.37###                Sublease Agreement by and between Information Systems &
                        Networks, Inc. and the Company dated as of August 11, 1998.

10.38###                Master Supply Agreement by and between TTN, Inc. and the
                        Company dated as of September 21, 1998.

10.39#####              Loan and Security Agreement by and between NTFC Capital
                        Corporation and the Company, dated as of December 31, 1998.

10.40#####              Loan and Security Agreement by and between Ram Mukunda and the Company, dated as of October 8, 1998.

10.41#####              Loan and Security Agreement by and between Prabhav V.
                        Maniyar and the Company, dated as of December 31, 1998.

10.42#####              TPC-5 Cable Network IRU Agreement between Companhia
                        Portuguesa Radio Marconi, SA and the Company, dated December
                        15, 1998.

10.43#####              TPC-5 Cable Network Indefeasible Right of Use Agreement
                        between KDD Corporation and the Company dated December 31,
                        1998.

10.44#####              TAT-12/13 Cable Network IRU Agreement between Companhia
                        Portuguesa Radio Marconi, SA and the Company, dated December
                        15, 1998.

10.45#####              Lease between 36 North East Second Street, L.L.C and the
                        Company executed on November 30, 1998.

10.46#####              Lease between 36 North East Second Street, L.L.C and the
                        Company executed on October 29, 1998.

10.47####               Stock Purchase Agreement dated as of November 30, 1998 by
                        and between the Company and Pacific Systems Corporation

10.48####               Quota Purchase Agreement by and between Martin Otten and
                        Rolf Otten, on the one part, and the Company, on the other part, effective as of December 31, 1998.

10.49++ Sublease Agreement by and between Ceridian Corporation and the Company dated January 8, 1999.

10.50+++                Purchase and License Agreement between Ascend Communications
                        Inc. and Startec Global Operating Company dated on May 5,
                        1999.

10.51+++                Term Lease Master Agreement between IBM Corporation and
                        Startec Global Operating Company dated as of June 22, 1999.

10.52+++                Loan and Security Agreement between Congress Financial
                        Corporation and Startec Global Operating Company dated as of
                        June 29, 1999.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.53+++                Lease Agreement between the Rector, Church Wardens and
                        Vestryment of Trinity Church in the City of New York and the
                        Company dated as of April 23, 1999.

10.54++++               Billing and Collection Services Agreement between BC Tel
                        Corporation and Startec Global Communications Company
                        (Canada) dated 23 July, 1999.

10.55++++               Procedures of the Interexchange Carrier Group Agreement
                        between BC Tel Corporation and Startec Global Communications
                        Company (Canada) dated July 23, 1999.

21.1                    Subsidiaries of Company.

23.1                    Consent of Arthur Andersen LLP.

------------------------

*     Incorporated by reference from the Company's Registration
      Statement on Form S-1 (SEC File No. 333-32753).
** Incorporated by reference from the Company's Current Report on Form 8-K filed on April 8, 1998
***   Incorporated by reference from the Company's Quarterly
      Report on Form 10-Q for the quarter ended June 30, 1998
****  Incorporated by reference from the Company's Registration
      Statement on Form S-4 (SEC File No. 333-58247)
#     Incorporated by reference from the Company's Registration
      Statement on Form S-4 (SEC File No. 333-61779)
##    Incorporated by reference from the Company's Registration
      Statement on Form S-1 (SEC File No. 333-64465)
###   Incorporated by reference from the Company's Quarterly
      Report on Form 10-Q for the quarter ended September 30, 1998.
#### Incorporated by reference from the Company's Current Report on Form 8-K/A filed on February 12, 1999.
##### Incorporated by reference from the Company's Annual report on Form 10-K for the fiscal year ended 1998.
+ Portions of the Exhibit have been omitted pursuant to a grant of Confidential Treatment by the Securities and Exchange Commission under Rule 406 of the Securities Act of
      1933, as amended, and the Freedom of Information Act.
++    Incorporated by reference from the Company's Quarterly
      Report on Form 10-Q for the quarter ended March 31, 1999.
+++   Incorporated by reference from the Company's Quarterly
      Report on Form 10-Q for the quarter ended June 30, 1999.
++++  Incorporated by reference from the Company's Quarterly
      Report on Form 10-Q for the quarter ended September 30, 1999.