Form 10-K/A
period 1999-12-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2000-03-27
CIK 1043310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.

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

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
/s/ RAM MUKUNDA                        President, Chief Executive Officer,    March 27, 2000
------------------------------------   Treasurer and Chairman (Principal
Ram Mukunda                            Executive Officer)

/s/ PRABHAV V. MANIYAR                 Chief Financial Officer and Director   March 27, 2000
------------------------------------   (Principal Financial and Accounting
Prabhav V. Maniyar                     Officer)

/s/ SUDHAKAR V. SHENOY                 Director                               March 27, 2000
------------------------------------
Sudhakar V. Shenoy

/s/ NAZIR G. DOSSANI                   Director                               March 27, 2000
------------------------------------
Nazir G. Dossani

/s/ RICHARD K. PRINS                   Director                               March 27, 2000
------------------------------------
Richard K. Prins

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