Form 10-Q
period 2000-03-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2000-05-15
CIK 1043310

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

                      FOR THE QUARTER ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-23087

                            ------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         52-2099559
     (State or Other Jurisdiction of                           (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

          10411 MOTOR CITY DRIVE
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             SHARES OUTSTANDING
TITLE OF EACH CLASS:                                         AS OF MAY 3, 2000
--------------------                                         ------------------
Common Stock, par value $0.01 per share                          13,570,850

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                     INDEX

                                                                                    PAGE
                                                                                  --------
PART I.             FINANCIAL INFORMATION (UNAUDITED)

           ITEM 1.  Financial Statements

                    Condensed Consolidated Statements of Operations for the
                        three months ended March 31, 2000 and 1999..............       3

                    Condensed Consolidated Balance Sheets as of March 31, 2000
                        and December 31, 1999...................................       4

                    Condensed Consolidated Statements of Cash Flows for the
                        three months Ended March 31, 2000 and 1999..............       5

                    Notes to Condensed Consolidated Financial Statements........    6-10

                    Management's Discussion and Analysis of Financial Condition
           ITEM 2.      and Results of Operations...............................   11-16

                    Quantitative and Qualitative Disclosures about Market
           ITEM 3.      Risk....................................................      16

PART II.            OTHER INFORMATION AND SIGNATURE.............................      17

                         PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Net revenues................................................  $ 77,376    $ 57,714
Cost of services............................................    62,890      52,654
                                                              --------    --------
  Gross margin..............................................    14,486       5,060
General and administrative expenses.........................    15,401       9,817
Selling and marketing expenses..............................     3,628       4,128
Depreciation and amortization...............................     2,574       1,375
                                                              --------    --------
Loss from operations........................................    (7,117)    (10,260)
Interest expense............................................    (5,996)     (5,199)
Interest income.............................................       950       1,734
Equity in loss from affiliates..............................       (13)       (102)
                                                              --------    --------
Loss before income taxes....................................   (12,176)    (13,827)
Income tax provision........................................        --          --
                                                              --------    --------
Net loss....................................................  $(12,176)   $(13,827)
                                                              ========    ========
Basic and diluted loss per common share.....................  $  (1.05)   $  (1.51)
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................    $ 30,049      $ 54,731
Accounts receivable, net of allowance for doubtful accounts
  of $4,482 and $3,964, respectively........................      69,750        65,182
Accounts receivable, related party..........................         692           518
Other current assets........................................       7,184         4,876
                                                                --------      --------
      Total current assets..................................     107,675       125,307
Property and equipment, net of accumulated depreciation and
  amortization of $13,006 and $10,422, respectively.........     106,320        94,221
Restricted cash and pledged securities......................      28,320        28,108
Intangibles, net............................................      55,060        21,982
Other long-term assets......................................      11,687        11,013
                                                                --------      --------
                                                                $309,062      $280,631
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable............................................    $ 70,274      $ 68,095
Accrued expenses............................................      19,232         9,186
Bank facilities.............................................      10,631        14,191
Vendor financing............................................       7,366         5,253
Capital lease and other obligations.........................          96           132
                                                                --------      --------
      Total current liabilities.............................     107,599        96,857
Senior notes................................................     158,286       158,233
Vendor financing, net of current portion....................      22,802        19,504
Capital lease and other obligations, net of current
  portion...................................................         230           166
                                                                --------      --------
      Total liabilities.....................................     288,917       274,760
                                                                --------      --------
Commitments and Contingencies...............................

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 40,000,000 shares authorized,
  12,110,244 and 11,354,005 shares issued and outstanding,
  respectively..............................................         121           114
Additional paid-in capital..................................     105,139        78,447
Unearned compensation.......................................        (189)         (255)
Accumulated deficit.........................................     (84,463)      (72,287)
Accumulated other comprehensive loss........................        (463)         (148)
                                                                --------      --------
      Total stockholders' equity............................      20,145         5,871
                                                                --------      --------
                                                                $309,062      $280,631
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
OPERATING ACTIVITIES:
Net loss....................................................  $(12,176)   $(13,827)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization.............................     2,574       1,375
  Amortization of deferred debt financing costs and debt
    discounts...............................................       213         178
  Other non-cash adjustments................................        66          28
Changes in operating assets and liabilities, net of
  acquisition effects:
  Accounts receivable, net..................................      (148)      3,045
  Accounts receivable, related party........................      (174)        181
  Accounts payable..........................................      (362)      8,433
  Accrued expenses..........................................     8,658       6,900
  Other.....................................................      (209)     (3,584)
                                                              --------    --------
    Net cash (used in) provided by operating activities.....    (1,558)      2,729
                                                              --------    --------
INVESTING ACTIVITIES:
Acquisitions................................................    (9,629)    (14,336)
Purchases of property and equipment.........................   (11,256)    (10,269)
                                                              --------    --------
    Net cash used in investing activities...................   (20,885)    (24,605)
                                                              --------    --------
FINANCING ACTIVITIES:
Proceeds from vendor financing..............................     6,447         324
Proceeds from bank facilities...............................    48,600          --
Payment of debt financing costs.............................      (150)         --
Repayments of bank facility.................................   (55,524)         --
Repayments of vendor financing..............................    (1,438)       (357)
Repayments under capital lease obligations..................      (174)        (96)
                                                              --------    --------
Net cash used in financing activities.......................    (2,239)       (129)
                                                              --------    --------
Decrease in Cash and Cash Equivalents.......................   (24,682)    (22,005)
Cash and Cash Equivalents, beginning of the period..........    54,731      81,456
                                                              --------    --------
Cash and Cash Equivalents, end of the period................  $ 30,049    $ 59,451
                                                              ========    ========
Supplemental Disclosure of Cash Flow Information:
Interest paid...............................................  $    173    $    221

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL.

    The accompanying condensed consolidated financial statements of Startec Global Communications Corporation and subsidiaries (the "Company" or "Startec") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the three months ended March 31, 2000 and March 31, 1999. Interim results are not necessarily indicative of results that may be expected for future periods or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

    The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. Many of the Company's competitors are significantly larger and have substantially greater resources than the Company. If the Company's competitors were to devote significant additional resources to the provision of international long-distance services to the Company's target customer base, the Company's business, financial condition, and results of operations could be materially adversely affected.

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

2. LOSS PER COMMON SHARE.

    Statement of Financial Accounting Standards No. 128 "Earnings Per Common Share" requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. LOSS PER COMMON SHARE. (CONTINUED)
contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following for the three months ending March 31, 2000 and 1999 (in thousands):

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                ENDED MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Weighted average common shares outstanding-basic/diluted....   11,615     9,144
Stock option and warrant equivalents........................       --        --
                                                               ------     -----
Weighted average common and equivalent shares
  outstanding-basic/ diluted................................   11,615     9,144
                                                               ======     =====

    Options and warrants to purchase approximately 2,480,000 and 1,380,000 shares of common stock were excluded from the computation of diluted loss per common share in 2000 and 1999, respectively, because inclusion of these options would have an anti-dilutive effect on loss per common share.

3. ACQUISITIONS.

    In the first quarter of 2000, the Company acquired several Voice over Internet Protocol ("VoIP") termination facilities from various vendors for approximately $2.2 million in cash and approximately $1.4 million in stock. The shares were issued in the second quarter. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $3.6 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In March 2000, the Company acquired Vancouver Telephone Company ("VTC"), for approximately $1.1 million in cash and 520,463 shares of common stock valued at approximately $12.3 million. The shares were issued in the second quarter. VTC provides domestic and international long distance services in Canada. VTC markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $12.6 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new, or additional facts about the business become known.

    In March 2000, the Company acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $500,000. DLC offers dial-1, debit card and ISP services. DLC provides Startec with a management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $800,000 to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In March 2000, Startec acquired Global Villager Inc. for approximately $800,000 in cash and 503,872 shares of common stock valued at approximately $13.2 million. Global Villager owns a leading bilingual Chinese/English Web community, DragonSurf.com, which provides a vast range of content and services on

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. ACQUISITIONS. (CONTINUED)
its Web site for the Greater Chinese community. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $14.1 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    The Company has accounted for all of the referenced acquisitions using the purchase method. Accordingly, the results of operations of the acquired companies are included in the accompanying consolidated statements of the Company, as of the date of their respective acquisition. The Company's summarized, unaudited consolidated pro forma results of operations for the three months ended March 31, 2000 and 1999, as if the above acquisitions occurred on January 1, 1999 are as follows (in thousands, except per share amounts):

                                                     FOR THE THREE MONTHS ENDED
                                                   -------------------------------
                                                   MARCH 31, 2000   MARCH 31, 1999
                                                   --------------   --------------
Net revenues.....................................     $ 82,628         $ 62,352
Loss from operations.............................       (6,968)          (9,706)
Net loss.........................................      (12,140)         (13,400)
Loss per common share............................        (1.05)           (1.47)

4. BUSINESS SEGMENT DATA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS.

    The Company has transformed its financial reporting in the first quarter of 2000 to reflect the diversification of service line segments. The Company has classified its operations from two industry segments to three segments, long-distance telecommunications services, global ethnic Web communities ("eStart") and VoIP services. The long distance telecommunications service segment is evaluated by management on a regional basis by continent.

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

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. BUSINESS SEGMENT DATA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS. (CONTINUED) The following table presents revenues and other financial information on a regional and segmented basis as of March 31, 2000 and for the three months ended March 31, 2000 (in thousands);

                                                    LONG DISTANCE
                                                  TELECOMMUNICATIONS
                                            ------------------------------
                                             NORTH
                                            AMERICA     EUROPE      ASIA      ESTART      VOIP     CONSOLIDATED
                                            --------   --------   --------   --------   --------   ------------
Net revenues..............................  $ 63,977   $ 5,394    $ 1,722         --    $ 6,283      $ 77,376
Gross margin..............................    10,874     1,648        499         --      1,465        14,486
Selling, marketing, general and
  administrative expense..................     8,339     5,696      2,225    $ 1,785        984        19,029
EBITDA....................................     2,535    (4,048)    (1,726)    (1,785)       481        (4,543)
Depreciation and amortization expense.....     2,371         9        194         --         --         2,574
Interest expense..........................     5,996        --         --         --         --         5,996
Interest income...........................       901        35         14         --         --           950
Fixed Assets, gross.......................    85,964     8,595     11,613      7,900      5,254       119,326
Total assets..............................   241,891    15,745     13,413     26,633     11,380       309,062

    In March 1999, the Company operated in only one business segment--long distance telecommunications. Operations in Europe and Asia were not material for the three months ended March 31, 1999.

    A significant portion of the Company's net revenues is derived from a limited number of customers. For the three month periods ended March 31, 2000 and 1999, the Company's five largest carrier customers accounted for approximately 24% and 46% of net revenues, respectively. The Company's agreements and arrangements with its carrier customers generally may be terminated by either party on short notice without penalty.

    A significant portion of the Company's cost of services is purchased from a limited number of suppliers. For the three month periods ended March 31, 2000 and 1999, the Company's five largest suppliers accounted for approximately 27% and 29% of cost of services, respectively.

5. COMPREHENSIVE LOSS.

    The total of net loss and all other non-owner changes in equity consists of the following for the three months ending March 31, 2000 and 1999 (in thousands):

                                                          FOR THE THREE MONTHS
                                                                  ENDED
                                                             ENDED MARCH 31,
                                                          ---------------------
                                                            2000        1999
                                                          ---------   ---------
Net loss................................................  $(12,176)   $(13,827)
Other comprehensive loss:
Foreign currency translation adjustment.................      (315)         --
                                                          --------    --------
Comprehensive loss......................................  $(12,491)   $(13,827)
                                                          ========    ========

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. EQUITY FINANCING.

    In May 2000, the Company issued 1,377,800 shares of unregistered common stock for gross proceeds of approximately $16.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain factors including, but not limited to, changes in market conditions, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, and the expansion of the global network. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    We are an integrated communications provider of voice, data and Internet services. We market our services to select ethnic residential communities in North America, Europe and Asia and to leading international long distance carriers. Our quarterly revenues have increased from $57.7 million for the three months ended March 31, 1999 to $77.4 million for the three months ended
March 31, 2000. We reported a net loss for the three months ended March 31, 2000 of $12.2 million, or $1.05 per common share compared to a net loss of $13.8 million or $1.51 per common share for the three months ended March 31, 1999. The number of our residential customers increased from approximately 131,000 customers as of March 31, 1999 to approximately 442,000 customers as of March 31, 2000. Of these customers, we provided a bundle of telecommunications services and internet access to approximately 67,000 North American customers (15.2% of our total residential customers) and provided telecommunications services to approximately 115,000 European customers (26.1% of our total residential customers).

    We are expanding our service offerings to ethnic communities by deploying ATM/IP telephony in North America, Western Europe, Latin America and the Pacific Rim on our network facilitating our continued expansion into ethnic emerging economies by providing long distance telecommunications services bundled with Internet access to our residential customers. We are seeking to create a single ethnically focused web community under the brand name eStart. Our community features multiple ethnic virtual communities through a single gateway with in-language content and other value added services. Through the first quarter, we have launched four such communities. Our goal is to create a single online destination for ethnic communities for telecommunications services, e-commerce transactions, professional services, news and entertainment. We also plan to offer co-location and Web hosting facilities at our main international gateway sites.

RESULTS OF OPERATIONS

    The following table sets forth-certain financial data as a percentage of net revenues for the periods indicated.

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                           -------------------------
                                                             2000             1999
                                                           --------         --------
Net revenues.............................................   100.0%           100.0%
Cost of services.........................................    81.3             91.2
                                                            -----            -----
  Gross margin...........................................    18.7              8.8
General and administrative expenses......................    19.9             16.9
Selling and marketing expenses...........................     4.7              7.1
Depreciation and amortization............................     3.3              2.4
                                                            -----            -----
Loss from operations.....................................    (9.2)           (17.6)
Interest expense.........................................    (7.8)            (9.0)
Interest income..........................................     1.2              2.8
Equity in loss from affiliates...........................    (0.0)            (0.2)
                                                            -----            -----
Loss before income taxes.................................   (15.8)           (24.0)
Income tax provision.....................................      --               --
                                                            -----            -----
Net loss.................................................   (15.8)%          (24.0)%
                                                            =====            =====

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1999

    NET REVENUES. Net revenues for the three months ended March 31, 2000 increased $19.7 million, or 34.1%, to $77.4 million from $57.7 million for the three months ended March 31, 1999. Net revenues are consolidated to include the effect of acquisitions for the periods presented. We completed the launch of our Voice over Internet Protocol ("VoIP") service in the second half of the first quarter and generated VoIP revenue of $6.3 million. Residential revenue increased by $8.6 million or 52.4%, to $25.0 million for the three months ended March 31, 2000, from $16.4 million for the same period in 1999. The increase in residential revenue was due to an increase in residential customers to approximately 442,000 at March 31, 2000 from approximately 131,000 at March 31, 1999 due to growth in new and existing ethnic markets. Deployment of additional network infrastructure and the doubling of call center capacity attributed greatly to overall customer growth. Carrier revenues for the three-month period ended March 31, 2000, increased $4.7 million, or 11.4% to $46.0 million from $41.3 million for the three months ended March 31, 1999. The increase in carrier revenues was due to the execution of our strategy to optimize our capacity on our facilities, which has resulted in increased sales to new and existing carrier customers.

    GROSS MARGIN. Gross margin increased $9.4 million to $14.5 million for the three months ended March 31, 2000 from $5.1 million for the three months ended March 31, 1999. Gross margin as a percentage of net revenues increased to 18.7% for the three months ended March 31, 2000 from 8.8% over the same period in 1999. Gross margin was impacted positively by our completion of the launch of the VoIP service in the second half of the first quarter and by the increase of the proportion of residential revenue to wholesale carrier revenue in comparison to total net revenues. In addition, the start up costs associated with our European expansion had previously reduced our gross margin. However, as our customer count and traffic volumes have grown in Europe, this impact has been lessened.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 2000 increased 58.8% to $15.4 million from $9.7 million for the three months ended March 31, 1999. As a percentage of net revenues, general and administrative expenses for the three months ended
March 31, 2000 increased to 19.9% from 16.9% over the same period in 1999. The increase was primarily due to an increase in personnel to 895 at March 31, 2000, from 564 employees at March 31, 1999 and additional business integration costs.

    We also continue to incur costs associated with our growth including pre-operating costs related to our start up operations in Europe and Asia, the expansion of our network infrastructure, the implementation of our ISP strategy and the expansion of our customer care operations offshore.

    SELLING AND MARKETING. Selling and marketing expenses for the three months ended March 31, 2000 decreased to $3.6 million from approximately $4.1 million for the three months ended March 31, 1999, respectively. As a percentage of net revenues, selling and marketing expenses for the three months ended March 31, 2000 decreased to 4.7% from 7.1% for the three months ended March 31, 1999, respectively. The decrease is primarily due to the efforts to convert our dial around customer base for bundled customer acquisitions rather than pursuing new customers through increased marketing efforts. The costs from our outbound service representatives who performed this function are recorded in general and administrative expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 2000 increased to $2.6 million from approximately $1.4 million for the three months ended March 31, 1999, respectively, primarily due to increases in capital expenditures pursuant to the Company's strategy of expanding its network infrastructure.

    INTEREST EXPENSE.  Interest expense for the three-month period ended
March 31, 2000, increased to $6.0 million from approximately $5.2 million for the three months ended March 31, 1999, respectively. This was a result of higher balances we drew on from several bank and vendor financing agreements entered into during 1999.

    INTEREST INCOME.  Interest income for the three-month period ended
March 31, 2000 decreased to $1.0 million from $1.6 million for the three months ended March 31, 1999.

    NET LOSS. Net loss for the three months ended March 31, 2000 was $12.2 million or $1.05 per common share compared to a net loss of approximately $13.8 million or $1.51 per common share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We reported a decrease in cash and cash equivalents of approximately
$24.7 million during the three months ended March 31, 2000. Cash used in operations increased $5.9 million to approximately $3.2 million principally due to cash requirements for the expansion of operations partially offset by changes in operating accounts.

    We expect to incur negative EBITDA and significant operating losses and net losses on an annual basis for the next several years, as we incur additional costs associated with the development and expansion of our marketing programs, our entry into new markets, the introduction of new telecommunications and Internet services, and as a result of interest expense associated with our financing activities. As of March 31, 2000, we have pledged securities of approximately $28.3 million to cover all scheduled cash interest payments on the Senior Notes through May 2001. We may be required to obtain additional financing in order to pay interest on the Senior Notes after May 2001 and to repay the Senior Notes at their maturity.

    During 1998, the Company advanced an aggregate of approximately
$1.4 million to certain of its employees and officers. The secured loans bear interest at a rate of 7.87% per year, and were originally due and payable on December 31, 1999. Approximately $898,000 was repaid in January 2000 and the balance was refinanced through December 31, 2000.

    In the first quarter of 2000, we acquired several VoIP termination facilities from various vendors for approximately $2.2 million in cash and approximately $1.4 million in stock. The shares were issued in the second quarter. We have integrated these facilities into our VoIP network and have launched VoIP services as a new line of business in the first quarter of 2000. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $3.6 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In the first quarter of 2000, the Company acquired Vancouver Telephone Company ("VTC"), for approximately $1.1 million in cash and 520,463 shares of common stock valued at approximately $12.3 million. The shares were issued in the second quarter. VTC provides domestic and international long distance services in Canada. VTC markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $12.6 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new, or additional facts about the business become known.

    In the first quarter of 2000, the Company acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $500,000. DLC offers dial-1, debit card and ISP services. DLC provides Startec with a management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $800,000 to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In the first quarter of 2000, Startec acquired Global Villager Inc. for approximately $800,000 in cash and 503,872 shares of common stock valued at approximately $13.2 million. Global Villager owns a leading bilingual Chinese/English Web community, DragonSurf.com, which provides a vast range of content and services on its Web site for the Greater Chinese community. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $14.1 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

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

EQUITY AND DEBT FINANCING

    In May 2000, we issued 1,377,800 shares of unregistered common stock for gross proceeds of approximately $16.5 million.

    In July 1999, we entered into a three year vendor financing facility for up to $5 million with IBM Credit Corp ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. The IBM Facility bears interest at a variable rate during the term of the lease. As of March 31, 2000, approximately $1.3 million was outstanding.

    In June 1999, we entered into a three year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility"), a subsidiary of First Union Bank for up to $30 million. The CFC Facility, secured by trade accounts receivable may be used to finance equipment, undersea cables and the expansion of the Company's facilities. The CFC Facility bears interest at the prime rate effective on the date of borrowing. Principal and interest on the CFC Facility are repaid through collections from trade accounts receivable. There is an unused line fee equal to 1/4% per annum calculated upon the amount the maximum credit exceeds the average daily balance of borrowed amounts during the immediately preceding month payable monthly in arrears. As of March 31, 2000, approximately $7.3 million bearing interest at 7.5% was outstanding under the facility.

    In May 1999, we entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. As of March 31, 2000, approximately $2.2 million bearing interest at 8.5% was outstanding under the facility.

    In December 1998, we entered into a credit facility for up to $35 million with NTFC Capital Corporation ("NTFC Facility"), a financing arm of GE Capital. The line of credit is flexible and may be used to finance switches, associated telecommunications equipment, undersea fiber optic cables, and the expansion of facilities in the Company's targeted marketing areas. Each borrowing under the NTFC Facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus the Rate Adjustment (as defined in the agreement). Individual borrowings under the NTFC Facility are amortized over 60 months from the date of advance with a final maturity of all outstanding amounts of January 2004. As of March 31, 2000, approximately $26.0 million was outstanding bearing variable rates of interest and $5.2 million was available under the facility. Principal and interest payments of approximately $695,000 are due monthly in arrears.

    In May 1998, we issued $160 million of 12% Senior Notes yielding net proceeds of approximately $155 million, of which approximately $52.4 million was used to purchase securities which are pledged and restricted for use as the first six interest payments due on the Senior Notes. As part of the offering, the Company issued warrants to purchase 200,226 shares of common stock. The warrants are exercisable subsequent to November 1998 at an exercise price of $24.20 per share. The Senior Notes are unsecured and require semi-annual interest payments which began in November 1998.

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

    We may seek to raise such additional capital from public or private equity or debt sources. There can be no assurance that we will be able to obtain additional financing or, if obtained, that it will be able to do so on a timely basis or on favorable terms. If we are able to raise additional funds through the incurrence of debt, it would likely become subject to additional restrictive financial covenants. In the event that we are unable to obtain such additional capital or are unable to obtain such additional capital on acceptable terms, we may be required to reduce the scope of our expansion, which could adversely affect our business, financial condition and results of operations, our ability to compete and our ability to meet our obligations under the Senior Notes. We believe that our available cash, cash from operations, and funds available under our debt facilities will be sufficient to fund our operations and capital expenditure requirements over at least the next twelve months.

CASH FLOWS

    Our cash and cash equivalents decreased to approximately $30.0 million at March 31, 2000, from approximately $54.7 million at December 31, 1999. Net cash used in operating activities was approximately $1.6 million for the three months ended March 31, 2000 compared to cash provided by operations of approximately $2.7 million for the same period in 1999. The decrease in cash from operations was primarily the result of net loss and increase in accounts receivable, whcih was partially offset by an increase in accounts payable and accrued expenses.

    Cash used in investing activities was $20.9 million in the first three months of 2000 compared to $24.6 million in the same period in 1999. Cash used in investing activities in the first quarter of 2000 includes capital expenditures of $7.7 million relating to acquired IP termination facilities. The Company capitalized approximately $1.2 million pursuant to the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

    Cash used in financing activities was approximately $2.2 million for the first three months of 2000 compared to approximately $129,000 over the same period in 1999. Cash used in financing activities primarily relates to scheduled repayments of the bank facility, vendor financing and capital leases partially offset by the draws against the bank facility and vendor financing agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. The Company does not hold any financial instruments for trading purposes. The Company believes that its primary market risk exposure relates the effects that changes in interest rates have on its investments and those portions of its outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on the Company's investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased by the Company and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of the Company's long-term debt obligations (including the Senior Notes). As of March 31, 2000, the fair value of the Senior Notes was approximately $131 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $27.8 million. Changes in interest rates also affect the Company's borrowings under its other financing facilities with NTFC, IBM, Ascend and Congress Financial Corporation. The NTFC Facility provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. The Ascend Facility provides that each borrowing under the facility bears interest at 8.5%. The

CFC Facility provides that each borrowing under the CFC Facility bears interest at the prime rate effective on the date of borrowing. The IBM facility bears interest at a variable rate during the term of the lease.

    The foreign exchange rate fluctuations relating to the Company's results of foreign operations have not been material. The Company has not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Foreign exchange rate fluctuations exposure may increase in the future as the size and scope of the Company's foreign operations increases.

                          PART II.--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition or results of operations.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    On May 11, 2000, we announced the sale of 1,377,800 shares of common stock in an offering exempt from the registration provisions of the Securities Act of 1933, as amended (the "1933 Act"). These shares were issued in a private placement pursuant to Section 4(2) of the 1933 Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits:

       27.1 Financial Data Schedule

       99.1 Press Release dated May 11, 2000

    b.  Reports on Form 8-K:

        No reports on form 8-K were filed during the period ending March 31, 2000.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15(th) day of May, 2000.

                                                       STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                                       By:            /s/ PRABHAV V. MANIYAR
                                                            -----------------------------------------
                                                                         CHIEF FINANCIAL
                                                                       OFFICER AND DIRECTOR
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)