Form 10-Q
period 2000-06-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2000-08-14
CIK 1043310

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             SHARES OUTSTANDING
TITLE OF EACH CLASS:                                         AS OF JULY 21, 2000
--------------------                                         -------------------
Common Stock, par value $0.01 per share                          14,306,914

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                     INDEX

                                                                                    PAGE
                                                                                  --------
PART I.             FINANCIAL INFORMATION (UNAUDITED)

           ITEM 1.  Financial Statements

                    Condensed Consolidated Statements of Operations for the
                        three and six months ended June 30, 2000 and 1999.......       3

                    Condensed Consolidated Balance Sheets as of June 30, 2000
                        and December 31, 1999...................................       4

                    Condensed Consolidated Statements of Cash Flows for the six
                        months ended June 30, 2000 and 1999.....................       5

                    Notes to Condensed Consolidated Financial Statements........    6-11

           ITEM 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...............................   12-19

           ITEM 3.  Quantitative and Qualitative Disclosures about Market
                        Risk....................................................      19

PART II.            OTHER INFORMATION AND SIGNATURE.............................   20-21

                         PART I.--FINANCIAL INFORMATION

ITEM 1.--FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                       ---------------------   -------------------
                                                         2000        1999        2000       1999
                                                       ---------   ---------   --------   --------
Net revenues.........................................  $ 89,166    $ 61,916    $166,542   $119,630
Cost of services.....................................    72,364      54,728     135,254    107,382
                                                       --------    --------    --------   --------
  Gross margin.......................................    16,802       7,188      31,288     12,248
General and administrative expenses..................    18,229      10,204      33,630     19,993
Selling and marketing expenses.......................     3,393       3,020       7,021      7,176
Depreciation and amortization........................     3,807       1,863       6,381      3,238
                                                       --------    --------    --------   --------
Loss from operations.................................    (8,627)     (7,899)    (15,744)   (18,159)
Interest expense.....................................    (6,308)     (5,324)    (12,304)   (10,523)
Interest income......................................       579       1,305       1,529      2,952
Equity in loss from affiliates.......................      (366)         (4)       (379)       (19)
                                                       --------    --------    --------   --------
Loss before extraordinary item.......................   (14,722)    (11,922)    (26,898)   (25,749)
Extraordinary item--loss on early extinguishment of
  debt...............................................      (902)         --        (902)        --
                                                       --------    --------    --------   --------
Net loss.............................................  $(15,624)   $(11,922)   $(27,800)  $(25,749)
                                                       --------    --------    --------   --------
Basic and diluted loss per common share:
Loss before extraordinary item.......................  $  (1.09)   $  (1.28)   $  (2.14)  $  (2.79)
Extraordinary item--loss on early extinguishment of
  debt...............................................     (0.07)         --       (0.07)        --
                                                       --------    --------    --------   --------
Basic and diluted loss per common share..............  $  (1.16)   $  (1.28)   $  (2.21)  $  (2.79)
                                                       ========    ========    ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................    $ 47,897      $ 54,731
Accounts receivable, net of allowance for doubtful accounts
  of $5,611 and $3,964, respectively........................      77,768        65,182
Accounts receivable, related party..........................         522           518
Other current assets........................................      10,528         4,876
                                                                --------      --------
      Total current assets..................................     136,715       125,307
Property and equipment, net of accumulated depreciation and
  amortization of $15,803 and $10,422, respectively.........     119,351        94,221
Intangibles, net............................................      54,688        21,982
Restricted cash and pledged securities......................      19,029        28,108
Other long-term assets......................................      16,188        11,013
                                                                --------      --------
                                                                $345,971      $280,631
                                                                ========      ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable............................................    $ 70,913      $ 68,095
Accrued expenses............................................      12,853         9,186
Credit facilities...........................................       5,308        14,191
Vendor financing............................................      12,110         5,253
Capital lease and other obligations.........................          26           132
                                                                --------      --------
      Total current liabilities.............................     101,210        96,857
Senior notes................................................     158,338       158,233
Credit facilities, net of current portion...................      18,985            --
Vendor financing, net of current portion....................      42,297        19,504
Capital lease and other obligations, net of current
  portion...................................................         515           166
                                                                --------      --------
      Total liabilities.....................................     321,345       274,760
                                                                --------      --------
Commitments and Contingencies...............................

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 40,000,000 shares authorized,
  14,306,914 and 11,354,005 shares issued and outstanding,
  respectively..............................................         143           114
Additional paid-in capital..................................     125,672        78,447
Unearned compensation.......................................        (166)         (255)
Accumulated deficit.........................................    (100,087)      (72,287)
Accumulated other comprehensive loss........................        (936)         (148)
                                                                --------      --------
      Total stockholders' equity............................      24,626         5,871
                                                                --------      --------
                                                                $345,971      $280,631
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                              FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
OPERATING ACTIVITIES:
Net loss....................................................   $(27,800)     $(25,749)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      6,381         3,238
  Amortization of deferred debt financing costs and debt
    discounts...............................................        391           389
  Other non-cash adjustments................................       (256)         (293)
Changes in operating assets and liabilities, net of
  acquisition effects:
  Accounts receivable, net..................................     (8,166)       (5,879)
  Accounts receivable, related party........................         (4)          242
  Accounts payable..........................................        277        13,369
  Accrued expenses..........................................      2,279         2,611
  Other.....................................................     (3,830)       (4,141)
                                                               --------      --------
    Net cash used in operating activities...................    (30,728)      (16,213)
                                                               --------      --------
INVESTING ACTIVITIES:
Acquisitions................................................    (10,339)      (13,057)
Purchases of property and equipment.........................    (27,084)      (26,295)
                                                               --------      --------
    Net cash used in investing activities...................    (37,423)      (39,352)
                                                               --------      --------
FINANCING ACTIVITIES:
Proceeds from vendor financing..............................     40,464         9,231
Proceeds from credit facilities.............................     98,093        13,223
Proceeds from sale of pledged securities....................      9,600         9,030
Proceeds from private placement.............................     15,368            --
Proceeds from exercise of warrants/options..................        700            --
Payment of debt financing costs.............................     (1,262)         (258)
Repayments of credit facilities.............................    (98,681)           --
Repayments of vendor financing..............................     (2,697)         (871)
Repayments under capital lease obligations..................       (268)         (195)
                                                               --------      --------
Net cash provided by financing activities...................     61,317        30,160
                                                               --------      --------
Decrease in cash and cash equivalents.......................     (6,834)      (25,405)
Cash and cash equivalents, beginning of the period..........     54,731        81,456
                                                               --------      --------
Cash and cash equivalents, end of the period................   $ 47,897      $ 56,051
                                                               ========      ========
Supplemental Disclosure of Cash Flow Information:
Interest paid...............................................   $ 12,262      $ 10,139

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

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

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the six months ended June 30, 2000 and June 30, 1999. Interim results are not necessarily indicative of results that may be expected for future periods or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

    The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, dependence on the growth of the Internet and the quality of its infrastructure, depending on operating agreements with foreign partners, reliance on third parties to provide it with technology, communications infrastructure and content, interoperability problems among hardware produced by different vendors, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, and rapid technological change. Many of the Company's competitors are significantly larger and have substantially greater resources than the Company. If the Company's competitors were to devote significant additional resources to the provision of internet and communications to the Company's target customer base, the Company's business, financial condition, and results of operations could be materially adversely affected.

    The Company has devoted substantial resources to the buildout of its network, deployment of its Internet initiatives, and the expansion of its marketing programs and strategic acquisitions. As a result, the Company experienced operating losses and negative cash flows from operations in 1999 and during the first six months of 2000. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company's capital requirements for the continued buildout of its network and growth of its customer base are substantial. The Company intends to fund its operational and capital requirements using cash on hand, its available credit facilities, and with equity or debt financing. There can be no assurance that such new financing will be available on terms management finds acceptable or at all. In the event that the Company is unable to obtain such additional financing, it will be required to substantially limit or curtail its expansion plans, network buildout, marketing programs, and foreign operations or the Company may resort to selling assets to the extent permitted by its debt facilities. Even with such reductions, management believes that new financing will be required by no later than the end of 2001.

2. LOSS PER COMMON SHARE

    Statement of Financial Accounting Standards No. 128 "Earnings Per Common Share" requires dual presentation of basic and diluted earnings per common share on the face of the statements of operations for all periods presented. Basic earnings per common share excludes dilution and is computed by dividing

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. LOSS PER COMMON SHARE (CONTINUED)
income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                   FOR THE THREE          FOR THE SIX
                                                   MONTHS ENDED          MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2000       1999       2000       1999
                                                --------   --------   --------   --------
Weighted average common shares outstanding-
  basic/diluted...............................   13,498     9,390      12,557     9,222
Stock option and warrant equivalents..........       --        --          --        --
                                                 ------     -----      ------     -----
Weighted average common and equivalent shares
  outstanding-basic/diluted...................   13,498     9,390      12,557     9,222
                                                 ======     =====      ======     =====

    Options and warrants to purchase approximately 2,744,000 and 1,699,000 shares of common stock were excluded from the computation of diluted loss per common share in 2000 and 1999, respectively, because inclusion of these options and warrants would have an anti-dilutive effect on loss per common share.

3. ACQUISITIONS

    In the first quarter of 2000, the Company acquired several Voice over Internet Protocol ("VoIP") termination facilities from various vendors for approximately $2.2 million in cash and approximately $1.4 million in common stock. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $3.6 million to goodwill.

    In March 2000, the Company acquired Vancouver Telephone Company ("VTC"), for approximately $1.1 million in cash and 520,463 shares of common stock valued at approximately $12.3 million. VTC provides domestic and international long distance services in Canada. VTC markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $12.6 million to goodwill. If certain financial criteria are met by January 31, 2001, the Company is subject to a contingent payment of approximately $4.0 million payable with the Company's common stock.

    In March 2000, the Company acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $500,000. DLC offers dial-1, debit card and ISP services. DLC provides Startec with a management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $800,000 to goodwill. If certain financial criteria are met by April 30, 2001, the Company is subject

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)
to a contingent payment of approximately $5.6 million payable in cash of approximately $500,000 and $5.1 million in the form of either cash or the Company's common stock.

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

    The Company has accounted for all of the referenced acquisitions using the purchase method. Accordingly, the results of operations of the acquired companies are included in the accompanying consolidated statements of the Company as of the date of their respective acquisition. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known. The Company's summarized, unaudited consolidated pro forma results of operations for the three and six months ended June 30, 2000 and 1999, as if the above acquisitions occurred on January 1, 1999 are as follows (in thousands, except per share amounts):

                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                          ENDED JUNE 30,         ENDED JUNE 30,
                                       ---------------------   -------------------
                                         2000        1999        2000       1999
                                       ---------   ---------   --------   --------
Net revenues.........................  $ 89,166    $ 64,953    $171,794   $126,597
Loss from operations.................    (8,627)     (7,822)    (15,595)   (17,516)
Net loss.............................   (15,624)    (11,852)    (27,764)   (25,166)
Basic and diluted loss
  per common share...................     (1.16)      (1.26)      (2.21)     (2.73)

4. BUSINESS SEGMENT DATA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS

    The Company transformed its financial reporting in the second quarter of 2000 to reflect the diversification of service line segments. The Company has classified its operations from three industry segments to two segments, traditional telecommunications services and Internet Protocol ("IP") services. The traditional telecommunications service segment is evaluated by management on a regional basis by continent. The IP service segment is evaluated by management on a product basis.

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

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. BUSINESS SEGMENT DATA AND SIGNIFICANT CUSTOMERS AND SUPPLIERS (CONTINUED) The following table presents revenues and other financial information on a regional and segmented basis as of June 30, 2000 and for the three and six months ended June 30, 2000 (in thousands);

                                                      THREE MONTHS ENDED JUNE 30, 2000
                                            ----------------------------------------------------
                                                  TELECOMMUNICATIONS                 IP
                                            ------------------------------   -------------------
                                             NORTH                                                    TOTAL
                                            AMERICA     EUROPE      ASIA      ESTART      VOIP     CONSOLIDATED
                                            --------   --------   --------   --------   --------   ------------
Net revenues..............................  $ 62,652   $ 6,126    $ 1,771    $ 1,007    $17,610      $ 89,166
Gross margin..............................    10,842       434        645        260      4,621        16,802
Selling, marketing, general and
  administrative expense..................     6,014     3,987      2,612      4,282      4,727        21,622
EBITDA....................................     4,828    (3,553)    (1,967)    (4,022)      (106)       (4,820)
Depreciation and amortization expense.....     2,625       227        290        364        301         3,807
Interest expense..........................     6,308        --         --         --         --         6,308
Interest income...........................       566         4          9         --         --           579
Fixed assets, gross.......................    88,028    19,060     12,857      9,061      6,148       135,154
Total assets..............................   262,140    29,525     14,686     27,119     12,501       345,971

                                                       SIX MONTHS ENDED JUNE 30, 2000
                                            ----------------------------------------------------
                                                  TELECOMMUNICATIONS                 IP
                                            ------------------------------   -------------------
                                             NORTH                                                    TOTAL
                                            AMERICA     EUROPE      ASIA      ESTART      VOIP     CONSOLIDATED
                                            --------   --------   --------   --------   --------   ------------
Net revenues..............................  $126,629   $11,520    $ 3,493    $ 1,007    $23,893      $166,542
Gross margin..............................    21,716     2,082      1,144        260      6,086        31,288
Selling, marketing, general and
  administrative expense..................    14,353     9,683      4,837      6,067      5,711        40,651
EBITDA....................................     7,363    (7,601)    (3,693)    (5,807)       375        (9,363)
Depreciation and amortization expense.....     4,996       236        484        364        301         6,381
Interest expense..........................    12,304        --         --         --         --        12,304
Interest income...........................     1,467        39         23         --         --         1,529
Fixed assets, gross.......................    88,028    19,060     12,857      9,061      6,148       135,154
Total assets..............................   262,140    29,525     14,686     27,119     12,501       345,971

    In June 1999, the Company operated in only one business segment-long distance telecommunications. Operations in Europe and Asia were not material for the three and six months ended June 30, 1999.

    A significant portion of the Company's net revenues is derived from a limited number of customers. For the six-month periods ended June 30, 2000 and 1999, the Company's five largest carrier customers accounted for approximately 39% and 50% of net revenues, respectively. The Company's agreements and arrangements with its carrier customers generally may be terminated by either party on short notice without penalty.

    A significant portion of the Company's cost of services is purchased from a limited number of suppliers. For the six-month periods ended June 30, 2000 and 1999, the Company's five largest suppliers accounted for approximately 24% and 31% of cost of services, respectively.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. VENDOR AND CREDIT FACILITIES

    In June 2000, the Company entered into a five-year term loan with a principal balance of $50 million with NTFC Capital Corporation, a financing arm of GE Capital ("NTFC Facility"). This loan represents an increase of $15 million over the original $35 million facility entered into in December 1998 with NTFC. Advances under the original $35 million mature on January 31, 2004 and advances under the $15 million increase mature on May 31, 2005. The NTFC facility may be used to finance the continued expansion of Startec's Internet initiatives and transport business, additional development of Wireless Applications Protocol, applications of its Internet portals, expansion of VOIP services, acquisitions and working capital for general corporate purposes. The outstanding borrowings on the NTFC Facility carry interest rates ranging from 8.91% to 10.65%, with a weighted average interest rate of 9.9%. Principal and interest payments are due monthly. Under the terms of the NTFC facility, the Company is subject to certain financial and operational covenants, including but not limited to minimum EBITDA, restrictions on the Company's ability to pay dividends and level of indebtedness. As of June 30, 2000, approximately $49.3 million was outstanding under the facility.

    In June 2000, the Company entered into a $20 million unsecured facility from Allied Capital Corporation ("Allied Facility") with a balloon payment due at maturity in 2005. The Allied Facility may be used for general corporate purposes, including, without limitation, the purchase of telecommunications assets. The Allied Facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. In connection with entering into the Allied Facility, the Company issued a stock purchase warrant to Allied pursuant to which, at any time and from time to time until June 30, 2005, Allied is entitled at its sole option to purchase an aggregate of 125,000 shares of common stock at an exercise price of $11.21 per share, subject to certain antidilution adjustments. Under the terms of the Allied Facility, the Company is subject to certain financial and operational covenants, including but not limited to restrictions on the Company's ability to pay dividends and level of indebtedness. As of June 30, 2000, approximately $20.0 million was outstanding under the facility.

    In July 1999, the Company entered into a three-year vendor financing facility for up to $5 million with IBM Credit Corporation ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. Borrowings under the IBM Facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus a rate adjustment which varies by the type of equipment purchased. The outstanding borrowings on the IBM Facility carry interest rates ranging from 9.5% to 15.4% with a weighted average interest rate of 11.7%. As of June 30, 2000, approximately $1.5 million was outstanding under the facility.

    In May 1999, the Company entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. As of June 30, 2000, approximately $2.0 million bearing interest at 8.5% was outstanding under the facility.

    In June 2000, the Company extinguished a three-year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility") two years ahead of the original term. Extraordinary losses of approximately $902,000 incurred with this extinguishment consisted of a one-time payment to Congress Financial Corporation and unamortized deferred financing costs.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. COMPREHENSIVE LOSS

    The total of net loss and all other non-owner changes in equity consists of the following for the three and six months ending June 30, 2000 and 1999 (in thousands):

                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                       ---------------------   -------------------
                                                         2000        1999        2000       1999
                                                       ---------   ---------   --------   --------
Net loss.............................................  $(15,624)   $(11,922)   $(27,800)  $(25,749)
Other comprehensive loss:
Foreign currency translation adjustment..............      (473)       (258)       (788)      (258)
                                                       --------    --------    --------   --------
Comprehensive loss...................................  $(16,097)   $(12,180)   $(28,588)  $(26,007)
                                                       ========    ========    ========   ========

7. EQUITY FINANCING

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

OVERVIEW

    We are an integrated communications provider of VOIP (Voice over Internet Protocol), data and Internet services to emerging economies. Our quarterly revenues have increased from $61.9 million for the three months ended June 30, 1999 to $89.2 million for the three months ended June 30, 2000. We reported a net loss for the three months ended June 30, 2000 of $15.6 million, or $1.16 per common share compared to a net loss of $11.9 million or $1.28 per common share for the three months ended June 30, 1999. The number of our residential customers increased from approximately 200,000 customers as of June 30, 1999 to approximately 511,000 customers as of June 30, 2000. Of these customers, we provided a bundle of telecommunications services and Internet access to approximately 106,000 North American customers (20.7% of our total residential customers).

    We are continuing to deploy our Internet Protocol (IP) network, expand our ethnic customer base and penetrate the Small and Medium size Enterprise (SME) segment. Future significant growth is expected from providing a comprehensive product suite of IP communication services. These services include Phone to Phone, PC to PC, PC to Phone, Universal Messaging Service to portals and Internet access.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.

                                             FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                             ---------------------------   -------------------------
                                                 2000           1999          2000          1999
                                             ------------   ------------   -----------   -----------
Net revenues...............................     100.0%         100.0%         100.0%        100.0%
Cost of services...........................      81.2           88.4           81.2          89.8
                                                -----          -----          -----         -----
  Gross margin.............................      18.8           11.6           18.8          10.2
General and administrative expenses........      20.4           16.5           20.2          16.7
Selling and marketing expenses.............       3.8            4.9            4.2           6.0
Depreciation and amortization..............       4.3            3.0            3.8           2.7
                                                -----          -----          -----         -----
Loss from operations.......................      (9.7)         (12.8)          (9.4)        (15.2)
Interest expense...........................      (7.1)          (8.6)          (7.4)         (8.8)
Interest income............................       0.7            2.1             .9           2.5
Equity in loss from affiliates.............      (0.4)            --           (0.2)           --
                                                -----          -----          -----         -----
Loss before extraordinary item.............     (16.5)         (19.3)         (16.1)        (21.5)
Extraordinary item--loss on early
  extinguishment of debt...................      (1.0)            --           (0.6)           --
                                                -----          -----          -----         -----
Net loss...................................     (17.5)%        (19.3)%        (16.7)%       (21.5)%
                                                =====          =====          =====         =====

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTH PERIOD ENDED JUNE 30, 1999

    NET REVENUES. Net revenues for the three months ended June 30, 2000 increased $27.3 million, or 44.1%, to $89.2 million from $61.9 million for the three months ended June 30, 1999. Net revenues for the six months ended
June 30, 2000 increased $46.9 million, or 39.2%, to $166.5 million from $119.6 million over the same period in 1999. Net revenues include the effect of acquisitions from their respective acquisition dates.

    Net revenues generated by our telecommunications segment increased
$8.7 million, or 14.1%, to $70.6 million for the three months ended June 30, 2000, from $61.9 million for the same period in 1999, and increased
$21.9 million, or 18.3%, to $141.5 million for the six months ended June 30, 2000, from $119.6 million for the same period in 1999. Revenue from our residential telecommunications customers increased by $13.1 million or 72.4%, to $31.2 million for the three months ended June 30, 2000, from $18.1 million for the same period in 1999. Revenue from our residential telecommunications customers increased $21.6 million or 62.6%, to $56.1 million for the six months ended June 30, 2000 from $34.5 million over the same period in 1999. The increase in revenue from our residential telecommunications customers was due to an increase in residential customers to approximately 511,000 at June 30, 2000 from approximately 200,000 at June 30, 1999 due to growth in new and existing ethnic markets. Carrier telecommunication revenues for the three-month period ended June 30, 2000 decreased $4.4 million, or 10.3%, to $39.4 million from $43.8 million for the three months ended June 30, 1999. For the six-month period ended June 30, 2000, carrier revenue increased $0.3 million or 0.4%, to $85.4 million, from $85.1 million for the same period in 1999. The flat carrier telecommunication revenues were due to the continuing implementation of our strategy to move away from the wholesale business so that we can clear our network and focus on higher-margin IP traffic.

    Net revenues generated by our IP segment were $25.0 million for the six months ended June 30, 2000, and $18.6 million for the three months ended
June 30, 2000. This segment was not operational in either of the corresponding periods of 1999.

    GROSS MARGIN. Gross margin increased $9.6 million to $16.8 million for the three months ended June 30, 2000 from $7.2 million for the three months ended June 30, 1999. Gross margin for the first half of 2000 increased $19.1 million to $31.3 million from $12.2 million in the first half of 1999. Gross margin as a percentage of net revenues increased to 18.8% for the three months ended
June 30, 2000 from 11.6% for the three months ended June 30, 1999, and increased to 18.8% for the six months ended June 30, 2000 from 10.2% for the same period in 1999. The majority of this increase can be attributed to the higher gross margins we experienced from operations in our IP segment operation.

    Gross margin for our telecommunications segment increased $4.7 million, or 65.3%, to $11.9 million for the three months ended June 30, 2000, from $7.2 million for the same period in 1999, and increased $12.7 million, or 104.1%, to $24.9 million for the six months ended June 30, 2000, from $12.2 million for the same period in 1999. This increase was caused in part from the increase in the proportion of residential revenue to wholesale carrier revenue in comparison to total net revenues. In addition, the start-up costs associated with our European expansion had previously reduced our gross margin. However, as our customer count and traffic volumes have grown in Europe, this impact has been lessened.

    Gross margins for our IP segment were 26.3% of net revenues or $4.9 million for the three months ended June 30, 2000, and 25.6% of net revenues or $6.4 million for the six months ended June 30, 2000. The IP segment was not operational in either of the corresponding periods of 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2000 increased 78.4% to $18.2 million from $10.2 million for the three months ended June 30, 1999. General and administrative expenses increased 68.0% to $33.6 million for the six months ended June 30, 2000 from $20.0 million over the same period in 1999.

    General and administrative expenses as a percentage of net revenues increased to 20.4% for the three months ended June 30, 2000 from 16.5% for the same period in 1999, and increased to 20.2% for the six months ended June 30, 2000 from 16.7% for the same period in 1999. The increase was primarily due to business integration costs generated by our acquisitions in the first quarter of 2000.

    General and administrative expenses for our telecommunications segment decreased $0.6 million, or 5.9%, to $9.6 million for the three months ended
June 30, 2000, from $10.2 million for the same period in 1999, and increased $2.3 million, or 11.5%, to $22.3 million for the six months ended June 30, 2000, from $20.0 million for the same period in 1999.

    General and administrative expenses for our IP segment were $11.4 million for the six months ended June 30, 2000, and $8.6 million for the three months ended June 30, 2000.

    We also continue to incur costs associated with our growth including pre-operating costs related to our start-up operations in Europe and Asia, the expansion of our network infrastructure, the implementation of our voice-over-internet-strategy and the expansion of our offshore care operations.

    SELLING AND MARKETING. Selling and marketing increased $0.4 million, or 13.3%, to $3.4 million for the three months ended June 30, 2000, from $3.0 million for the same period in 1999, but decreased $0.2 million, or 2.8%, to $7.0 million for the six months ended June 30, 2000 from $7.2 million for the six months ended June 30, 1999. Selling and marketing expenses as a percentage of net revenues decreased to 3.8% for the three months ended June 30, 2000 from 4.9% for the same period in 1999, and decreased to 4.2% for the six months ended June 30, 2000 from 6.0% for the six months ended June 30, 1999. The decrease is primarily due to the efforts to convert our dial around customer base for bundled customer acquisitions rather than pursuing new customers through increased marketing efforts. The costs from our outbound service representatives who performed this function are recorded in general and administrative expenses.

    Selling and Marketing expenses for our telecommunications segment have remained consistent at $3.0 million for the three months ended June 30, 2000, and for the same period in 1999, and decreased $0.6 million, or 8.3%, to $6.6 million for the six months ended June 30, 2000, from $7.2 million for the same period in 1999. This was caused by implementing a strategy to grow our customer base from an acquisition strategy.

    Selling and Marketing expenses for our IP segment were approximately $403,000 for the six and three month periods ended June 30, 2000. The IP segment was not operational for either of the corresponding periods in 1999.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.9 million, or 100.0%, to $3.8 million for the three months ended June 30, 2000 from $1.9 million for the same period in 1999. Depreciation and amortization expense increased $3.2 million, or 100.0%, to $6.4 million for the six months ended June 30, 2000 from $3.2 million for the same period in 1999. This was primarily due to increases in capital expenditures pursuant to our strategy of expanding its network infrastructure and amortization of goodwill.

    INTEREST EXPENSE. Interest expense increased $1.0 million, or 18.9%, to $6.3 million for the three months ended June 30, 2000 from $5.3 million for the same period in 1999. Interest expense increased $1.8 million, or 17.1%, to $12.3 million for the six months ended June 30, 2000 from $10.5 million for the same period in 1999. This was a result of higher balances drawn from several bank and vendor financing agreements entered into during 1999.

    INTEREST INCOME. Interest income decreased $0.7 million, or 53.8%, to $0.6 million for the three months ended June 30, 2000 from $1.3 million for the same period in 1999. Interest income decreased $1.5 million, or 50.0%, to $1.5 million for the six months ended June 30, 2000 from $3.0 million for the same period in 1999. This is primarily due to a decrease in the amount of pledged securities on our balance sheet, reflecting the interest payments made on the Senior Notes.

    NET LOSS. Net loss before extraordinary item for the three months ended June 30, 2000 was $14.7 million or $1.09 per common share before extraordinary item compared to a net loss of approximately $11.9 million or $1.28 per common share for the same period in 1999. Six-month net loss before extraordinary item was $26.9 million or $2.14 per common share compared to $25.7 million or $2.79 per common share over the same period in 1999. Net loss for the three months and six months ended June 30, 2000 was $15.6 million or $1.16 per common share and $27.8 million or $2.21 per common share, respectively, after extraordinary item. We incurred a loss of $902,000 in connection with the early extinguishment of our Loan and Security Agreement with Congress Financial Corporation (CFC). This amount consisted of a one-time payment to CFC and unamortized deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

    We reported a decrease in cash and cash equivalents of approximately
$6.8 million during the six months ended June 30, 2000. Cash used in operations for the six months ended June 30, 2000 increased $14.5 million to $30.7 million from $16.2 million for the same period in 1999 principally due to cash requirements for the expansion of operations partially offset by changes in operating accounts.

    We expect to incur net losses on an annual basis for the next several years, as we incur additional costs associated with the development and expansion of our marketing programs, our entry into new markets, the introduction of new telecommunications and Internet services, and as a result of interest expense associated with our financing activities. As of June 30, 2000, we have pledged securities of approximately $19.0 million to cover all scheduled cash interest payments on the Senior Notes through May 2001. We may be required to obtain additional financing in order to pay interest on the Senior Notes after May 2001 and to repay the Senior Notes at their maturity.

    During 1998, the Company advanced an aggregate of approximately
$1.4 million to certain of its employees and officers. The secured loans bear interest at a rate of 7.87% per year, and were originally due and payable on December 31, 1999. Approximately $898,000 was repaid in January 2000 and the balance was extended through December 31, 2000.

    In the first quarter of 2000, we acquired several VoIP termination facilities from various vendors for approximately $2.2 million in cash and approximately $1.4 million in common stock. We have integrated these facilities into our VoIP network and have launched VoIP services as a new line of business in the first quarter of 2000. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $3.6 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In the first quarter of 2000, the Company acquired Vancouver Telephone Company ("VTC") for approximately $1.1 million in cash and 520,463 shares of common stock valued at approximately $12.3 million. VTC provides domestic and international long distance services in Canada. VTC markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $12.6 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In the first quarter of 2000, we acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $500,000. DLC offers voice and data services. DLC provides Startec with a management and sales force, proprietary billing and customer service software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic small and mid-sized business customers. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $800,000 to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

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

    Our business strategy contemplates aggregate capital expenditures (including capital expenditures, working capital and other general corporate purposes) of approximately $35 million through December 31, 2000 to be spent on our Internet infrastructure. A substantial portion of these expenditures is funded by existing vendor arrangements. We are also pursuing additional sources of financing from the capital markets. We intend to use any additional sources of financing to fund our acquisition activities. These activities include, but are not limited to, integration expenses, Internet infrastructure and other post acquisition-related expenditures.

    We regularly review opportunities to further implement our business strategy through strategic alliances with, investment in, or acquisitions of businesses that we believe are complementary to our current and planned operations. Our ability to consummate strategic alliances and acquisitions, and to make investments that may be of strategic significance, may require us to obtain additional debt and/or equity financing. There can be no assurance that we will be successful in arranging such financing on terms we consider acceptable or at all.

    Although we intend to implement the capital spending plan described above, it is possible that unanticipated business opportunities may arise which we may conclude are more favorable to our long-term prospects than those contemplated by the current capital spending plan.

EQUITY AND DEBT FINANCING

    In June 2000, we extinguished a three-year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility") two years ahead of the original term. Extraordinary losses of approximately $902,000 incurred with this extinguishment consisted of a one-time payment to Congress Financial Corporation and unamortized deferred financing costs.

    In June 2000, we entered into a five-year term loan with a principal balance of $50 million with NTFC Capital Corporation, a financing arm of GE Capital ("NTFC Facility"). This loan represents an increase of $15 million over the original $35 million facility entered into in December 1998 with NTFC. The NTFC facility may be used to finance the continued expansion of Startec's Internet initiatives and transport business, additional development of Wireless Applications Protocol, applications of its Internet portals, expansion of VOIP serves, acquisitions and working capital for general corporate purposes. The outstanding borrowings on the NTFC Facility carry interest rates ranging from 8.9% to 9.90%, with a weighted average interest rate of 9.9%. As of June 30, 2000, approximately $49.3 million was outstanding under the facility. Under the terms of the NTFC facility, the Company is subject to certain financial and operational covenants, including but not limited to minimum EBITDA, restrictions on the Company's ability to pay dividends and level of indebtedness. As of June 30, 2000, approximately $49.3 million was outstanding under the facility.

    In June 2000, we entered into a $20 million unsecured facility from Allied Capital ("Allied Facility") with a balloon payment due at maturity in 2005. The Allied Facility may be used for general corporate purposes, including the purchase of telecommunications assets, without limitations. The Allied Facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. Under the terms of the Allied Facility, the Company is subject to certain financial and operational covenants, including but not limited to restrictions on the Company's ability to pay dividends and level of indebtedness. As of June 30, 2000, approximately $20.0 million was outstanding under the facility.

    In July 1999, we entered into a three-year vendor financing facility for up to $5 million with IBM Credit Corporation ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. Borrowings under the IBM Facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus a rate adjustment which varies by the type of equipment purchased. The outstanding borrowings on the IBM Facility carry interest rates ranging from 9.5% to 15.4% with a weighted average interest rate of 11.7%. As of June 30, 2000, approximately $1.5 million was outstanding under the facility.

    In May 1999, we entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. As of June 30, 2000, approximately $2.0 million bearing interest at 8.5% was outstanding under the facility.

    In May 2000, we issued 1,377,800 shares of unregistered common stock for gross proceeds of approximately $16.5 million. These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

    In May 1998, we issued $160 million of 12% Senior Notes yielding net proceeds of approximately $155 million, of which approximately $52.4 million was used to purchase securities which are pledged and restricted for use as the first six interest payments due on the Senior Notes. As part of the offering, the Company issued warrants to purchase 200,226 shares of common stock. The warrants are exercisable subsequent to November 1998 at an exercise price of $24.20 per share. The Senior Notes are unsecured and require semi-annual interest payments, which began in November 1998.

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

CASH FLOWS

    Our cash and cash equivalents decreased to $47.9 million at June 30, 2000, from $54.7 million at December 31, 1999. Net cash used in operating activities was approximately $30.7 million for the six months ended June 30, 2000 compared to approximately $16.2 million for the same period in 1999. The increase in cash used in operations was primarily the result of an increase of net loss and accounts receivable, which was partially offset by an increase in accounts payable and accrued expenses.

    Cash used in investing activities was $34.4 million in the first six months of 2000 compared to $39.4 million in the same period in 1999. The Company capitalized approximately $2.5 million pursuant to the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

    Cash provided by financing activities was approximately $61.3 million for the first six months of 2000 compared to approximately $30.2 over the same period in 1999. Cash provided by financing activities primarily relates to proceeds from draws on the bank facility and vendor financing as well as proceeds from the private placement of the company's common stock partially offset by repayments of the credit facility and vendor financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. The Company does not hold any financial instruments for trading purposes. The Company believes that its primary market risk exposure relates the effects that changes in interest rates have on its investments and those portions of its outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on the Company's investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased by the Company and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of the Company's long-term debt obligations (including the Senior Notes). As of June 30, 2000, the fair value of the Senior Notes was approximately $131.2 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $19.5 million. Changes in interest rates also affect the Company's borrowings under its other financing facilities with NTFC, Allied, IBM and Ascend. The NTFC Facility provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. The Allied facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. The Ascend Facility provides that each borrowing under the facility bears interest at 8.5%. The IBM facility bears interest at a variable rate during the term of the lease.

    The foreign exchange rate fluctuations relating to the Company's results of foreign operations have not been material. The Company has not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Foreign exchange rate fluctuation exposure may increase in the future as the size and scope of the Company's foreign operations increases.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    In May 2000, we issued and sold an aggregate of 1,377,800 shares of common stock for an aggregate offering price of $16.5 million to accredited investors in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act").

    In June 2000, we issued a stock purchase warrant to Allied Capital Corporation ("Allied") in consideration for Allied providing a $20 million unsecured loan. Pursuant to the warrant, at any time and from time to time until June 30, 2005, Allied is entitled at its sole option to purchase an aggregate of 125,000 shares of common stock at an exercise price of $11.21 per share, subject to certain antidilution adjustments. This warrant was issued to an accredited investor in a private transaction exempt from registration under Section 4(2) of the 1933 Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At our Annual Meeting of Shareholders held on June 29, 2000, the following member was re-elected to our Board of Directors:

                                                              AFFIRMATIVE    VOTES
                                                                 VOTES      WITHHELD
                                                              -----------   --------
                   TERM EXPIRING IN 2003
Ram Mukunda.................................................  11,126,437      3,350

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits:

10.56   Investment and Loan Agreement between Startec Global
        Communications Corporation and Allied Capital Corporation dated June 30, 2000.

10.57   Stock Purchase Warrant issued by Startec Global
        Communications Corporation to Allied Capital Corporation as of June 30, 2000.

10.58   Promissory Note issued by Startec Global Communications
        Corporation to Allied Capital Corporation on June 30, 2000.

27.1    Financial Data Schedule.

    No reports on form 8-K were filed during the period ending June 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2000.

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