Form 10-Q
period 2000-09-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2000-11-14
CIK 1043310

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-23087

                          -----------------------------

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                         (State or Other Jurisdiction of
                         Incorporation or Organization)


                             10411 MOTOR CITY DRIVE
                                  BETHESDA, MD
                    (Address of principal executive offices)

                                      20817
                                   (Zip Code)

                                 (301) 365-8959
              (Registrant's telephone number, including area code)

                                   52-2099559
                                (I.R.S. Employer
                               Identification No.)
                               -------------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              Title of Each Class:
                              --------------------
                    Common Stock, par value $0.01 per share


                               Shares Outstanding
                             as of November 9, 2000
                             ----------------------
                                   14,731,969

                    STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                    FORM 10-Q
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                      INDEX


PART I.                    FINANCIAL INFORMATION                                                             PAGE
                                                                                                             ----

               ITEM 1.     Financial Statements

                           Condensed Consolidated Statements of Operations for the three and nine
                             months ended September 30, 2000 and 1999...............................             3

                           Condensed Consolidated Balance Sheets as of September 30, 2000 and
                             December 31, 1999......................................................             4

                           Condensed Consolidated Statements of Cash Flows for the nine months
                             ended September 30, 2000 and 1999......................................             5

                           Notes to Condensed Consolidated Financial Statements.....................          6-14

               ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results
                             of Operations..........................................................         15-23

               ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk...............            24

PART II.                   OTHER INFORMATION AND SIGNATURE..........................................         25-26


                                           PART I.-FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                            -------------------      -------------------
                                                             2000         1999         2000          1999
                                                             ----         ----         ----          ----

Net revenues ..........................................    $ 83,198     $ 76,616     $ 249,740     $ 196,246
Cost of services ......................................      64,807       66,545       200,060       173,927
                                                           -------------------------------------------------
  Gross margin ........................................      18,391       10,071        49,680        22,319
General and administrative expenses ...................      16,150       11,316        49,780        31,308
Selling and marketing expenses ........................       5,124        3,553        12,146        10,729
Depreciation and amortization .........................       4,656        2,062        11,037         5,301
                                                           -------------------------------------------------
Loss from operations ..................................      (7,539)      (6,860)      (23,283)      (25,019)
Interest expense ......................................      (7,537)      (5,511)      (19,841)      (16,034)
Interest income .......................................         767        1,140         2,296         4,092
Equity in loss from affiliates ........................        (818)         (41)       (1,197)          (60)
                                                           -------------------------------------------------
Loss before extraordinary item ........................     (15,127)     (11,272)      (42,025)      (37,021)
Extraordinary item-loss on early extinguishment of debt           -            -          (902)            -
                                                           -------------------------------------------------
Net loss ..............................................    $(15,127)    $(11,272)    $ (42,927)    $ (37,021)
                                                           =================================================
Basic and diluted loss per common share:

Loss before extraordinary item ........................    $  (1.05)    $  (1.19)    $   (3.19)    $   (3.98)
Extraordinary item-loss on early extinguishment of debt           -            -         (0.07)            -
                                                           -------------------------------------------------
Basic and diluted loss per common share ...............    $  (1.05)    $  (1.19)    $   (3.26)    $   (3.98)
                                                           =================================================


     The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                  2000         1999
                                                                             ------------- -------------
                                                                              (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents .................................................    $  22,151     $  54,731
Accounts receivable, net of allowance for doubtful accounts of $7,435 and
  $3,964, respectively ....................................................       66,419        65,182
Accounts receivable, related party ........................................          602           518
Other current assets ......................................................        9,879         4,876
                                                                               ---------     ---------
      Total current assets ................................................       99,051       125,307
Property and equipment, net of accumulated depreciation and amortization of
  $19,589 and $10,422, respectively .......................................      121,179        94,221
Intangibles, net ..........................................................       51,218        21,982
Restricted cash and pledged securities ....................................       19,299        28,108
Investments ...............................................................       37,507         4,729
Other long-term assets ....................................................        8,812         6,284
                                                                               ---------     ---------
      Total assets ........................................................    $ 337,066     $ 280,631
                                                                               =========     =========

CURRENT LIABILITIES:
Accounts payable ..........................................................    $  71,166     $  68,095
Accrued expenses ..........................................................       20,067         9,186
Credit facilities .........................................................       12,255        14,191
Vendor financing ..........................................................        6,511         5,253
Capital lease and other obligations .......................................            -           132
                                                                               ---------     ---------
      Total current liabilities ...........................................      109,999        96,857

Senior notes ..............................................................      158,391       158,233
Credit facilities, net of current portion .................................       18,906             -
Vendor financing, net of current portion ..................................       39,224        19,504
Capital lease and other obligations, net of current portion ...............          649           166
                                                                               ---------     ---------
     Total liabilities ....................................................      327,169       274,760
                                                                               ---------     ---------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 40,000,000 shares authorized, 14,354,509 and
  11,354,005 shares issued and outstanding, respectively ..................          144           114
Additional paid-in capital ................................................      126,071        78,447
Unearned compensation .....................................................         (147)         (255)
Accumulated deficit .......................................................     (115,214)      (72,287)
Accumulated other comprehensive loss ......................................         (957)         (148)
                                                                               ---------     ---------
     Total stockholders' equity ...........................................        9,897         5,871
                                                                               ---------     ---------
     Total liabilities and stockholders' equity ...........................    $ 337,066     $ 280,631
                                                                               =========     =========


     The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                               ---------------------------
                                                                                  2000              1999
                                                                               ----------         --------
OPERATING ACTIVITIES:
Net loss ...............................................................        $ (42,927)        $(37,021)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization ........................................           11,037            5,301
  Amortization of deferred debt financing costs and debt
  discounts ............................................................              729              584
  Other non-cash adjustments ...........................................           (1,001)            (153)
Changes in operating assets and liabilities, net of acquisition effects:
  Accounts receivable, net .............................................          (20,580)         (11,260)
  Accounts receivable, related party ...................................              (84)             479
  Accounts payable .....................................................              530           20,034
  Accrued expenses .....................................................            9,493            6,666
  Other ................................................................           (5,064)          (3,612)
                                                                                ---------         --------
         Net cash used in operating activities .........................          (47,867)         (18,982)
                                                                                ---------         --------
INVESTING ACTIVITIES:
Acquisitions ...........................................................          (10,274)         (16,208)
Purchases of property and equipment ....................................          (33,694)         (40,619)
Sale of property and equipment .........................................              424                -
                                                                                ---------         --------
         Net cash used in investing activities .........................          (43,544)         (56,827)
                                                                                ---------         --------
FINANCING ACTIVITIES:
Proceeds from vendor financing .........................................           40,464           15,934
Proceeds from credit facilities ........................................          105,257           39,180
Proceeds from sale of pledged securities ...............................            9,600            8,850
Proceeds from private placement ........................................           15,240                -
Proceeds from exercise of warrants/options .............................              752              103
Payment of debt financing costs ........................................           (1,920)            (276)
Repayments of credit facilities ........................................         (104,776)         (23,518)
Repayments of vendor financing .........................................           (5,507)          (1,618)
Repayments under capital lease obligations .............................             (279)            (334)
                                                                                ---------         --------
         Net cash provided by financing activities .....................           58,831           38,321
                                                                                ---------         --------
Decrease in cash and cash equivalents ..................................          (32,580)         (37,488)
Cash and cash equivalents, beginning of the period .....................           54,731           81,456
                                                                                ---------         --------
Cash and cash equivalents, end of the period ...........................        $  22,151         $ 43,968
                                                                                =========         ========
Supplemental disclosure of cash flow information:
Interest paid...........................................................        $  13,782         $ 10,657


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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the three and nine months ended September 30, 2000 and September 30, 1999. Interim results are not necessarily indicative of results that may be expected for future periods or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

     The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, changes in market conditions, availability of financing, dependence on the growth of the Internet and the quality of its infrastructure, dependence on operating agreements with foreign partners, difficulties in successfully integrating and managing the operations, technology and personnel of acquired entities, cost of acquisitions, reliance on third parties to provide it with technology, communications infrastructure and content, interoperability problems among hardware produced by different vendors, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer attrition, rapid technological change and difficulties in attracting and retaining personnel. Many of the Company's competitors are significantly larger and have substantially greater resources than the Company. If the Company's competitors were to devote significant additional resources to the provision of internet and communications products and services to the Company's target customer base, the Company's business, financial condition, and results of operations could be materially adversely affected.

     The Company has devoted substantial resources to the buildout of its network, deployment of its Internet initiatives, and the expansion of its marketing programs and strategic acquisitions. As a result, the Company experienced operating losses and negative cash flows from operations in 1999 and during the first nine months of 2000. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company intends to fund its operational and capital requirements using cash on hand, its available credit facilities, and with equity or debt financing. There can be no assurance that such new financing will be available on terms management finds acceptable or at all. In the event that the Company is unable to obtain such additional financing, it will be required to substantially limit or curtail its expansion plans, network buildout, marketing programs, and foreign operations or the Company may resort to selling assets to the extent permitted by its debt facilities. Even with such reductions, management believes that new financing will be required by no later than the end of 2001 to meet operating needs and the November 2001 interest payment on the Company's senior notes. The Company has been advised by its independent public accountants that if the Company has not raised sufficient capital to meet its projected obligations for 2001 or alternatively completed restructuring of its indebtedness prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified to reflect these contingencies.

2. LOSS PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128 "Earnings Per Common Share" requires dual presentation of basic and diluted earnings per common share on the face of the statements of operations for all periods presented. Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                                                    FOR THE THREE       FOR THE NINE
                                                                    MONTHS ENDED        MONTHS ENDED
                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                ----------------------------------------
                                                                    2000      1999     2000       1999
                                                                ----------------------------------------

Weighted average common shares outstanding-basic...............     14,345    9,422    13,153     9,319
Stock option and warrant equivalents...........................          -        -         -         -
                                                                ----------------------------------------
Weighted average common and equivalent shares
  outstanding-basic/diluted....................................     14,345    9,422    13,153     9,319
                                                                ========================================


     Options and warrants to purchase an aggregate of approximately 2,846,000 and 1,835,000 shares of common stock were excluded from the computation of diluted loss per common share in 2000 and 1999, respectively, because inclusion of these options and warrants would have an anti-dilutive effect on loss per common share.

3. ACQUISITIONS

     In the first quarter of 2000, the Company acquired several Voice over Internet Protocol ("VoIP") termination facilities from various vendors for approximately $2.2 million in cash and approximately $1.9 million in common stock. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $4.1 million to goodwill.

     In March 2000, the Company acquired Vancouver Telephone Company ("VTC"), for approximately $1.1 million in cash and 520,463 shares of common stock valued at approximately $12.3 million. VTC provides domestic and international long distance services in Canada. VTC markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $13.6 million to goodwill. If certain financial criteria are met by January 31, 2001, the Company is subject to a contingent payment of approximately $4.0 million payable with the Company's common stock.

     In March 2000, the Company acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $0.5 milion. DLC offers dial-1, debit card and ISP services. DLC provides Startec with a management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $1.1 million to goodwill. If certain financial criteria are met by April 30, 2001, the Company is subject to a contingent payment of approximately $5.6 million payable in cash of approximately $0.5 million and $5.1 million in the form of either cash or the Company's common stock.

     In March 2000, Startec acquired Global Villager Inc. for approximately $0.8 million in cash and 503,872 shares of the Company's common stock valued at approximately $13.2 million. Global Villager owns a leading bilingual Chinese/English Web community, DragonSurf.com, which provides a range of content and services on its Web site for the Chinese community. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $13.8 million to goodwill.

     The Company has accounted for all of the referenced acquisitions using the purchase method. Accordingly, the results of operations of the acquired companies are included in the accompanying consolidated statements of the Company as of the date of their respective acquisition. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known. The Company's summarized, unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2000 and 1999, as if the above acquisitions occurred on January 1, 1999 are as follows (in thousands, except per share amounts):

                                                      FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                     --------------------------------------------
                                                         2000       1999       2000       1999
                                                     --------------------------------------------

Net revenues......................................     $ 83,198    $80,394   $253,073   $206,988
Loss from operations..............................      (7,539)    (6,608)   (23,061)   (24,124)
Net loss before extraordinary item................     (15,127)   (11,022)   (41,894)   (36,188)
Extraordinary item................................            -          -      (902)          -
Net loss after extraordinary item.................     (15,127)   (11,022)   (42,796)   (36,188)
Basic and diluted loss per common share:
   Loss before extraordinary item.................     $ (1.05)   $ (1.11)   $ (3.06)   $ (3.68)
   Extraordinary item - loss on early
   extinguishments of debt.........................           -          -     (0.07)          -
   Basic and diluted loss per common share........     $ (1.05)   $ (1.11)   $ (3.13)   $ (3.68)


4. INVESTMENTS

     In September 2000, the Company sold certain of its VoIP termination facilities, valued at approximately $4.3 million, and converted certain of its accounts receivable, valued at approximately $24.5 million, in exchange for 40% of the issued and outstanding common stock of Sunrise World Communications, Inc. ("Sunrise"). Sunrise provides internet communications services between the United States and the emerging economies of the world. The accounts receivable consisted of trade receivables, prepaids, and certain other deposits. As of September 30, 2000, the Company's investment value in Sunrise is approximately $28.8 million.

     In May 1999, the Company entered into an agreement to acquire up to 49% fully diluted ownership in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. Pursuant to the agreement, which became effective July 1999 upon approval by the government of India, the Company made a total investment of $1.0 million, and also extended $600,000 in credit to Dialnet. Through July 2002, the Company can require that the face amount of the debt outstanding to Dialnet be converted into common stock of Dialnet. As of September 30, 2000, the Company had an equity investment of $1.3 million in Dialnet, and $0.6 million outstanding under the loan.

     In February 1999, the Company acquired a 20% equity ownership interest in BCH Holding Company, Inc. ("BCH"), which has operations in Poland, for approximately $1.2 million. BCH is a reseller of international voice and a licensed Internet service provider in Poland. Concurrent with the acquisition, Startec received a $2.5 million note receivable from BCH convertible at Startec's option into common stock of BCH equivalent to an additional 28% fully diluted ownership interest of BCH. Startec also extended credit for up to $0.5 million to BCH in the second quarter of 2000. As of September 30, 2000 BCH had borrowed all $0.5 million. The investment in BCH and the note receivable from BCH are included in other long-term assets in the accompanying consolidated balance sheets.

5. BUSINESS SEGMENT DATA

     The Company changed the composition of its reportable segments in the third quarter of. Previously, the Company had classified its operations into two industry segments, traditional telecommunications services and Internet Protocol ("IP") services. The traditional telecommunications service segment was evaluated by management on a regional basis. The IP services segment was evaluated by management on a product basis. In the third quarter of 2000, the Company stopped evaluating services by product, and began evaluating all services by region. In addition, the Company views traffic terminating on its IP network as IP revenue. The IP revenue represents wholesale VoIP and residential and business traffic. All other traffic is considered to be circuit switched revenue. Restatement of prior period segment amounts is impractical and in accordance with the Financial Accounting Standards Board Statement on Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), the Company will present segment information for the third quarter of 2000, the period in which the change occurred, under the old method and under the new method.

     The Company evaluates the performance of its segments based primarily on Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA"). The Company's interest income and expense are included in the consolidated Federal income tax return of the Company and its subsidiaries and are allocated based upon the relative contribution to the Company's consolidated general and administrative expense.

     The majority of the Company's selling, general, and administrative cost is incurred by the North American operations. However, selling, general, and administrative cost is allocated to all segments based on the total head count for the Company.

     The following table presents segment revenues and other financial information based on product, which was the old method, as of September 30, 2000 and for the three and nine months ended September 30, 2000 (in thousands):

                                                                         THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                             TELECOMMUNICATIONS                       IP                   TOTAL
                                                       ----------------------------------     --------------------
                                                         NORTH
                                                        AMERICA      EUROPE        ASIA       ESTART       VOIP         CONSOLIDATED
                                                        -------      ------        ----       ------       ----         ------------

Net revenues.....................................       $ 31,086    $  5,368      $ 1,435    $ 22,537    $ 22,772        $  83,198
Gross margin.....................................          1,556         487          447       7,493       8,408           18,391
Selling, marketing, general and administrative
  expense........................................         11,488       5,737        3,295         256         498           21,274
EBITDA...........................................         (9,932)     (5,250)      (2,848)      7,237       7,910           (2,883)
Depreciation and amortization expense............          3,894         115          240         228         179            4,656
Interest expense.................................          7,473          64            -           -           -            7,537
Interest income..................................            742          11           14           -           -              767
Fixed assets, gross..............................         89,639      21,844       13,722       9,784       5,779          140,768
Total assets.....................................       $250,907    $ 34,468      $15,443    $ 27,745    $  8,503        $ 337,066


                                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                             TELECOMMUNICATIONS                       IP                   TOTAL
                                                       --------------------------------     --------------------
                                                         NORTH
                                                        AMERICA      EUROPE        ASIA       ESTART       VOIP         CONSOLIDATED
                                                        -------      ------        ----       ------       ----         ------------

Net revenues.....................................      $ 116,517    $ 16,887     $  4,928   $  64,742    $ 46,666       $  249,740
Gross margin.....................................         10,484       2,569        1,591      20,542      14,494           49,680
Selling, marketing, general and administrative
  expense........................................         25,888      15,420        8,133       6,277       6,208           61,926
EBITDA...........................................        (15,404)    (12,851)      (6,542)     14,265       8,286          (12,246)
Depreciation and amortization expense............          8,888         351          725         593         480           11,037
Interest expense.................................         19,790          50            1           -           -           19,841
Interest income..................................          2,208          50           38           -           -            2,296
Fixed assets, gross..............................         89,639      21,844       13,722       9,784       5,779          140,768
Total assets.....................................      $ 250,907    $ 34,468     $ 15,443   $  27,745    $  8,503       $  337,066


     The following table presents segment revenues and other financial information based on region, which is the new method, as of September 30, 2000 and for the three and nine months ended September 30, 2000 (in thousands):

                                     THREE MONTHS ENDED SEPTEMBER 30, 2000

                                   --------------------------------------------
                                    NORTH                              TOTAL
                                   AMERICA     EUROPE       ASIA    CONSOLIDATED
                                   -------     ------       ----    ------------

Net revenues:
   IP...........................   $ 45,309    $ 5,368    $ 1,435     $  52,112
   Circuit switched ............     31,086          -          -        31,086
      Total net revenues........     76,395      5,368      1,435        83,198
Gross margin:
   IP...........................     15,901        487        447        16,835
   Circuit switched ............      1,556          -          -         1,556
      Total gross margin........     17,457        487        447        18,391
Selling, marketing, general and
  administrative expense........     12,242      5,737      3,295        21,274
EBITDA..........................      5,215     (5,250)    (2,848)       (2,883)
Depreciation and amortization
  expense.......................      4,301        115        240         4,656
Interest expense................      7,473         64          -         7,537
Interest income.................        742         11         14           767
Fixed assets, gross.............    105,203     21,843     13,722       140,768
Total assets....................   $287,155    $34,468    $15,443     $ 337,066


                                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   --------------------------------------------
                                    NORTH                              TOTAL
                                   AMERICA     EUROPE       ASIA    CONSOLIDATED
                                   -------     ------       ----    ------------

Net revenues:
   IP...........................   $ 70,310    $ 5,368    $ 1,435     $  77,113
   Circuit switched ............    157,615     11,519      3,493       172,627
      Total net revenues........    227,925     16,887      4,928       249,740
Gross margin:
   IP...........................     24,761        487        447        25,695
   Circuit switched ............     20,759      2,081      1,145        23,985
      Total gross margin........     45,520      2,568      1,592        49,680
Selling, marketing, general and
  administrative expense........     38,373     15,420      8,133        61,926
EBITDA..........................      7,147    (12,852)    (6,541)      (12,246)
Depreciation and amortization
  expense.......................      9,961        351        725        11,037
Interest expense................     19,790         50          1        19,841
Interest income.................      2,208         50         38         2,296
Fixed assets, gross.............    105,203     21,843     13,722       140,768
Total assets....................   $287,155    $34,468    $15,443     $ 337,066



In September 1999, the Company operated in only one business segment-long distance telecommunications. Operations in Europe and Asia were not material for the three and nine months ended September 30, 1999.

6. SIGNIFICANT CUSTOMERS AND SUPPLIERS

     A significant portion of the Company's net revenues is derived from a limited number of customers. For the nine-month periods ended September 30, 2000 and 1999, the Company's five largest carrier customers accounted for approximately 20% and 38% of net revenues, respectively. The Company's agreements and arrangements with its carrier customers generally may be terminated by either party on short notice without penalty.

     A significant portion of the Company's cost of services is purchased from a limited number of suppliers. For the nine-month periods ended September 30, 2000 and 1999, the Company's five largest suppliers accounted for approximately 17% and 22% of cost of services, respectively.

7. VENDOR AND CREDIT FACILITIES

     In June 2000, the Company entered into a five-year term loan with a principal balance of $50 million with NTFC Capital Corporation, a financing arm of GE Capital ("NTFC Facility"). This loan represents an increase of $15 million over the original $35 million facility entered into in December 1998 with NTFC. Advances under the original $35 million mature on January 31, 2004 and advances under the $15 million increase mature on May 31, 2005. The NTFC Facility may be used to finance the continued expansion of Startec's Internet initiatives and transport business, additional development of Wireless Applications Protocol, applications of its Internet portals, expansion of VoIP services, acquisitions and working capital for general corporate purposes. The outstanding borrowings on the NTFC Facility carry interest rates ranging from 8.91% to 10.65%, with a weighted average interest rate of 9.9%. Principal and interest payments are due monthly. Under the terms of the NTFC Facility, the Company is subject to certain financial and operational covenants, including but not limited to minimum EBITDA, restrictions on the Company's ability to pay dividends and level of indebtedness. As of September 30, 2000, approximately $46.8 million was outstanding under the NTFC Facility. The NTFC Facility is secured by a pledge of all shares of Startec Global Operating Company ("Operating Company") owned by the Company, and by a first priority security interest in all of the Operating Company's assets.

     In June 2000, the Company entered into a $20 million unsecured facility from Allied Capital Corporation ("Allied Facility") with a balloon payment due at maturity in 2005. The Allied Facility may be used for general corporate purposes, including, without limitation, the purchase of telecommunications assets. The Allied Facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. In connection with entering into the Allied Facility, the Company issued a stock purchase warrant to Allied pursuant to which, at any time and from time to time until June 30, 2005, Allied is entitled at its sole option to purchase an aggregate of 125,000 shares of common stock at an exercise price of $11.21 per share, subject to certain antidilution adjustments. Under the terms of the Allied Facility, the Company is subject to certain financial and operational covenants, including but not limited to restrictions on the Company's ability to pay dividends and level of indebtedness. As of September 30, 2000, $20 million was outstanding under the facility. After July 1, 2002, the Company can prepay all or part of this loan without penalty.

     In July 1999, the Company entered into a three-year vendor financing facility for up to $5 million with IBM Credit Corporation ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. Borrowings under the IBM Facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus a rate adjustment which varies by the type of equipment purchased. The outstanding borrowings on the IBM Facility carry interest rates ranging from 9.5% to 15.4% with a weighted average interest rate of 11.7%. As of September 30, 2000, approximately $ 1.3 million was outstanding under the IBM Facility.

     In May 1999, the Company entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. As of September 30, 2000, approximately $1.9 million bearing interest at 8.5% was outstanding under the facility.

     In May 2000, the Company entered into a credit facility for up to $7.5 million from Coast Business Credit Corporation ("Coast Facility") due in Novemer 2002. The Coast Facility may be used to satisfy various operating liabilities. The interest rate on the Coast facility is the Prime Rate plus 3.5%, with a floor of 9%. As of September 30, 2000, approximately $6.7 million was outstanding under the Coast Facility.

     In June 2000, the Company repaid and terminated a three-year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility") two years ahead of the original term. Extraordinary losses of approximately $902,000 incurred with this extinguishment consisted of a one-time payment to Congress Financial Corporation and unamortized deferred financing costs.

8. COMPREHENSIVE LOSS

     The total of net loss and all other non-owner changes in equity consists of the following for the three and nine months ending September 30, 2000 and 1999 (in thousands):

                                                  FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                 ------------------------------------------------
                                                    2000        1999        2000        1999
                                                 ------------------------------------------------

Net loss.....................................     $(15,127)   $(11,272)  $(42,927)    $(37,021)
Other comprehensive loss:
Foreign currency translation adjustment......          (21)        (19)      (809)        (232)
                                                 ------------------------------------------------
Comprehensive loss...........................     $(15,148)   $(11,291)  $(43,736)    $(37,253)
                                                 ================================================




9. SUBSEQUENT EVENTS

     In November 2000, Startec entered into an agreement to acquire Capsule Communications, Inc. ("Capsule"), formerly known as US Wats, Inc. Under the terms of the merger, subject to certain price adjustments, Startec will issue approximately 2.7 million shares of common stock to shareholders of Capsule. In addition, Startec will issue an aggregate of $3 million in 5-year, unsecured promissory notes to two Capsule shareholders owning approximately 74% of the issued and outstanding shares of Capsule. The merger agreement, which is expected to be formally consummated in the first quarter of 2001, is subject to the conditions set forth in the merger agreement and requires, among other things, the approval of Startec and Capsule shareholders as well as receipt of regulatory approvals. The approval of the merger by Capsule's stockholders is assured because the two Capsule shareholders beneficially owning in the aggregate approximately 74% of Capsule's outstanding common stock have executed voting agreements committing them to vote all of their shares in favor of the merger. Capsule is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residents. Capsule also provides inbound-800 long distance services, as well as other telecommunications services. Capsule uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas). For calls originating or terminating outside Capsule's own network (off-net area), the Company utilizes the services provided by other long distance companies. The acquisition is subject to shareholder and regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding synergies and growth expected as a result of our in-progress and future acquisitions, expected growth in earnings, revenue and gross margin, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, our ability to integrate and manage acquired companies, assets and personnel, changes in market conditions, the volatile and competitive environment for Internet telephony, the availability of transmission facilities, management of our rapid growth, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, and the expansion of the global network. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     We are a leading provider of advanced communications and Internet services to residential and business customers transacting with the world's emerging economies. Our quarterly revenues have increased from $76.6 million for the three months ended September 30, 1999 to $83.2 million for the three months ended September 30, 2000. We reported a net loss for the three months ended September 30, 2000 of $15.1 million, or $1.05 per common share compared to a net loss of $11.3 million or $1.19 per common share for the three months ended September 30, 1999. The number of our residential customers increased from approximately 256,000 customers as of September 30, 1999 to approximately 645,000 customers as of September 30, 2000. Of these customers, we provided a bundle of telecommunications services and Internet access to approximately 130,000 North American customers.

     We continue to deploy our Internet Protocol (IP) network, expand our ethnic customer base and we are beginning to penetrate the business segment. We anticipate future growth from providing a comprehensive product suite of IP communication services. These services are expected to include Phone to Phone, PC to PC, PC to Phone and IP Virtual Private Network (VPN) services. We continue to pursue acquisitions that will increase our customer base and our revenue. In addition, we are migrating from circuit-switched to IP-based technology and we will leverage our existing assets to focus on IP services.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                          -------------------    -------------------
                                           2000        1999        2000        1999
                                           ----        ----        ----        ----

Net revenues ......................       100.0%      100.0%      100.0%      100.0%
Cost of services ..................        77.9        86.9        80.1        88.6
                                       ----------------------------------------------
  Gross margin ....................        22.1        13.1        19.9        11.4
General and administrative expenses        19.4        14.8        19.9        16.0
Selling and marketing expenses ....         6.2         4.6         4.9         5.5
Depreciation and amortization .....         5.6         2.7         4.4         2.7
                                       ----------------------------------------------
Loss from operations ..............        (9.1)       (9.0)       (9.3)      (12.8)
Interest expense ..................        (9.1)       (7.2)       (7.9)       (8.2)
Interest income ...................         0.9         1.5         0.9         2.1
Equity in loss from affiliates ....        (1.0)        -          (0.5)        -
Loss before extraordinary item ....       (18.3)      (14.7)      (16.8)      (18.9)
Extraordinary item-loss on early
  extinguishment of debt ..........         -           -          (0.4)        -
                                       ----------------------------------------------
Net loss ..........................       (18.3)%     (14.7)%     (17.2)%     (18.9)%
                                       ==============================================


THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

NET REVENUES. Net revenues for the three months ended September 30, 2000 increased $6.6 million, or 8.6%, to $83.2 million from $76.6 million for the three months ended September 30, 1999. Net revenues for the nine months ended September 30, 2000 increased $53.5 million, or 27.3%, to $249.7 million from $196.2 million over the same period in 1999. Net revenues include the effect of acquisitions from their respective acquisition dates.

     Net revenues generated by our North American segment increased $3.3 million, or 4.5%, to $76.4 million for the three months ended September 30, 2000, from $73.1 million for the same period in 1999, and increased $40.0 million, or 21.3%, to $227.9 million for the nine months ended September 30, 2000, from $187.9 million for the same period in 1999. Revenue from our IP network in North America was $45.3 million for the three months ended September 30, 2000 and $70.3 million for the nine months ended September 30, 2000. The North American IP segment was not operational in either of the corresponding periods of 1999. Revenue from our North American circuit switched network decreased $42.0 million or 57.5%, to $31.1 million for the three months ended September 30, 2000, from $73.1 million for the same period in 1999. Revenue from our North American circuit switched network decreased $30.3 million or 16.1%, to $157.6 million for the nine months ended September 30, 2000, from $187.9 million for the same period in 1999. The decrease in the amount of circuit switched revenues was due to the reduction in the amount of wholesale circuit switched traffic on our network. In addition, we were able to fully migrate our residential traffic onto our IP network in the third quarter of 2000.

     Net revenues generated by our European segment increased $3.4 million, or 170.0%, to $5.4 million for the three months ended September 30, 2000, from $2.0 million for the same period in 1999, and increased $12.1 million, or 252.1%, to $16.9 million for the nine months ended September 30, 2000, from $4.8 million for the same period in 1999. Revenue from our IP network in Europe was $5.4 million for the three and nine months ended September 30, 2000. The European IP segment was not operational in either of the corresponding periods of 1999. As a result of the complete migration toward the IP network in Europe, we did not generate any revenue from our circuit switched network for the three months ended

September 30, 2000, a decrease from $2.0 million for the same period in 1999. Revenue from our circuit switched network in Europe increased $6.7 million or 139.6%, to $11.5 million for the nine months ended September 30, 2000, from $4.8 million for the same period in 1999. The overall increase in net revenues are due to our continued penetration into the European market during fiscal year 2000. We were able to migrate all of our European traffic onto our IP network in the third quarter of 2000.

     Net revenues generated by our Asian segment decreased $ 0.1 million, or 6.7%, to $1.4 million for the three months ended September 30, 2000, from $1.5 million for the same period in 1999, and increased $1.3 million, or 36.1%, to $4.9 million for the nine months ended September 30, 2000, from $3.6 million for the same period in 1999. Revenue from our IP network in Asia was $1.4 million for the three and nine months ended September 30, 2000. The Asian IP segment was not operational in either of the corresponding periods of 1999. As a result of the complete migration toward the IP network in Asia, we did not generate any revenue from our circuit switched network for the three months ended September 30, 2000, a decrease from $1.5 million for the same period in 1999. Revenue from our circuit switched network in Asia decreased $0.1 million or 2.8%, to $3.5 million for the nine months ended September 30, 2000, from $3.6 million for the same period in 1999.

GROSS MARGIN. Gross margin increased $8.3 million, or 82.2%, to $18.4 million for the three months ended September 30, 2000 from $10.1 million for the three months ended September 30, 1999. Gross margin for the nine months ended September 30, 2000 increased $27.4 million, or 122.9%, to $49.7 million from $22.3 million for the same period in 1999. Gross margin as a percentage of net revenues increased to 22.1% for the three months ended September 30, 2000 from 13.1% for the three months ended September 30, 1999, and increased to 19.9% for the nine months ended September 30, 2000 from 11.4% for the same period in 1999. The majority of this increase can be attributed to the higher gross margins we experienced from operations in our IP segment.

     Gross margin for our North American segment increased $8.0 million, or 84.2%, to $17.5 million for the three months ended September 30, 2000, from $9.5 million for the same period in 1999, and increased $24.6 million, or 117.7%, to $45.5 million for the nine months ended September 30, 2000, from $20.9 million for the same period in 1999. Gross margins for our North American segment's IP revenues were 35.1% of net revenues or $15.9 million for the three months ended September 30, 2000, and 35.2% of net revenues or $24.8 million for the nine months ended September 30, 2000. The North American IP segment was not operational in either of the corresponding periods of 1999. North American circuit switched gross margins were 5.0% of net revenues, or $1.6 million for the three months ended September 30, 2000, as compared to 12.9% of net revenues and $9.5 million for the corresponding period in 1999. North American circuit switched gross margins were 13.2% of net revenues or $20.8 million for the nine months ended September 30, 2000, as compared to 11.1% and $20.9 million for the corresponding period in 1999.

     Gross margin for our European segment increased $0.6 million, to $0.5 million for the three months ended September 30, 2000, from a negative $0.1 for the same period in 1999, and increased $3.1 million, to $2.6 million for the nine months ended September 30, 2000, from a negative $0.5 million for the same period in 1999. Gross margins for our European IP revenues were $0.5 million, or 9.3% of net revenues for the three months ended September 30, 2000, and $0.5 million, or 9.3% of net revenues for the nine months ended September 30, 2000. The European IP segment was not operational in either of the corresponding periods of 1999. The European traffic was completely migrated from the circuit switched network in the second quarter of 2000. As such, no revenues were generated on the European circuit switched network. European circuit switched gross margins were 18.1% of net revenues, or $2.1 million for the nine months ended September 30, 2000, as compared to a negative 9.6% of net revenues and negative $0.5 million for the corresponding period in 1999.

     Gross margin for our Asian segment decreased $0.4 million, or 50.0%, to $0.4 million for the three months ended September 30, 2000, from $0.8 million for the same period in 1999, and decreased $0.2 million, or 11.1%, to $1.6 million for the nine months ended September 30, 2000, from $1.8 million for the same period in 1999. Gross margins for our Asian segment's IP revenues were 31.1% of net revenues for the three months ended September 30, 2000, and 31.1% of net revenues for the nine months ended September 30, 2000. The Asian IP segment was not operational in either of the corresponding periods of 1999. The Asian traffic was completely migrated from the circuit switched network in the second quarter of 2000. As such, no revenues were generated on the Asian circuit switched network. Asian circuit switched gross margins were 32.8% of net revenues, or $1.1 million for the nine months ended September 30, 2000, as compared to 51.6% of net revenues and negative $1.8 million for the corresponding period in 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 2000 increased $4.9 million, or 43.4% to $16.2 million from $11.3 million for the three months ended September 30, 1999. General and administrative expenses increased $18.5 million, or 59.1% to $49.8 million for the nine months ended September 30, 2000 from $31.3 million over the same period in 1999.

     General and administrative expenses as a percentage of net revenues increased to 19.4% for the three months ended September 30, 2000 from 13.1% for the same period in 1999, and increased to 19.9% for the nine months ended September 30, 2000 from 11.4% for the same period in 1999. The increase was primarily due to business integration costs generated by our acquisitions in the first quarter of 2000.

     General and administrative expenses for our North American segment remained constant at $8.0 million for the three months ended September 30, 2000 and 1999, and increased $7.1 million, or 31.4%, to $29.7 million for the nine months ended September 30, 2000, from $22.6 million for the same period in 1999.

     General and administrative expenses for our European segment increased $2.8 million, or 133.3%, to $4.9 million for the three months ended September 30, 2000, from $2.1 million for the same period in 1999, and increased $5.8 million, or 90.6%, to $12.2 million for the nine months ended September 30, 2000, from $6.4 million for the same period in 1999.

     General and administrative expenses for our Asian segment decreased $0.5 million, or 41.7%, to $3.2 million for the three months ended September 30, 2000, from $1.2 million for the same period in 1999, and increased $3.1 million, or 134.8%, to $7.9 million for the nine months ended September 30, 2000, from $2.3 million for the same period in 1999.

SELLING AND MARKETING. Selling and marketing expenses for the three months ended September 30, 2000 increased $1.5 million, or 41.7% to $5.1 million from $3.6 million for the three months ended September 30, 1999. Selling and marketing expenses increased $1.4 million, or 13.1% to $12.1 million for the nine months ended September 30, 2000 from $10.7 million for the nine months ended September 30, 1999.

     Selling and administrative expenses as a percentage of net revenues increased to 6.2% for the three months ended September 30, 2000 from 4.6% for the same period in 1999, but decreased to 4.9% for the nine months ended September 30, 2000 from 5.5% for the same period in 1999. The decrease is primarily due to our efforts to convert our existing dial around customer base to a bundled customer base rather than pursuing new customers through increased external marketing efforts.

     Selling and marketing for our North American segment increased $1.1 million, or 35.4%, to $4.2 million for the three months ended September 30, 2000, from $3.1 million for the same period in 1999, but decreased $0.9 million, or 9.4%, to $8.7 million for the nine months ended September 30, 2000 from $9.6 million for the same period in 1999. Selling and marketing expenses as a percentage of net revenues increased to 5.5% for the three months ended September 30, 2000 from 4.2% for the same period in 1999, and decreased to 3.8% for the nine months ended September 30, 2000 from 5.1% for the same period in 1999. The decrease is primarily due to our efforts to convert our existing dial around customer base to a bundled customer base rather than pursuing new customers through increased external marketing efforts. The costs from our outbound service representatives who performed this function are recorded in general and administrative expenses.

     Selling and marketing for our European segment increased $0.5 million, or 125.0%, to $0.9 million for the three months ended September 30, 2000, from $0.4 million for the same period in 1999, and increased $2.1 million, or 190.9%, to $3.2 million for the nine months ended September 30, 2000 from $1.1 million for the same period in 1999. Selling and marketing expenses as a percentage of net revenues decreased to 16.6% for the three months ended September 30, 2000 from 20.0% for the same period in 1999, and decreased to 18.9% for the nine months ended September 30, 2000 from 22.9% for the same period in 1999. The decrease is primarily due to the efforts to convert our dial around customer base for bundled customer acquisitions rather than pursuing new customers through increased marketing efforts. The costs from our outbound service representatives who performed this function are recorded in general and administrative expenses.

     Selling and marketing for our Asian segment increased $10,000, or 21.7%, to $56,000 for the three months ended September 30, 2000, from $46,000 for the same period in 1999, and increased $126,000, or 165.8%, to $202,000 for the nine months ended September 30, 2000 from $76,000 for the same period in 1999. Selling and marketing expenses as a percentage of net revenues increased to 4.0% for the three months ended September 30, 2000 from 3.1% for the same period in 1999, and increased to 4.1% for the nine months ended September 30, 2000 from 2.1% for the same period in 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.6 million, or 123.8%, to $4.7 million for the three months ended September 30, 2000 from $2.1 million for the same period in 1999. Depreciation and amortization expense increased $5.7 million, or 107.5%, to $11.0 million for the nine months ended September 30, 2000 from $5.3 million for the same period in 1999. This was primarily due to increases in capital expenditures pursuant to our strategy of expanding our network infrastructure and amortization of goodwill.

INTEREST EXPENSE. Interest expense increased $2.0 million, or 36.4%, to $7.5 million for the three months ended September 30, 2000 from $5.5 million for the same period in 1999. Interest expense increased $3.8 million, or 23.8%, to $19.8 million for the nine months ended September 30, 2000 from $16.0 million for the same period in 1999. This was a result of higher balances drawn from several bank and vendor financing agreements entered into during 1999 and 2000.

INTEREST INCOME. Interest income decreased $0.3 million, or 27.3%, to $0.8 million for the three months ended September 30, 2000 from $1.1 million for the same period in 1999. Interest income decreased $1.8 million, or 43.9%, to $2.3 million for the nine months ended September 30, 2000 from $4.1 million for the same period in 1999. This is primarily due to a decrease in the amount of pledged securities on our balance sheet, reflecting the interest payments made on the Senior Notes.

NET LOSS. Net loss for the three months ended September 30, 2000 was $15.1 million or $1.05 per common share compared to a net loss of approximately $11.3 million or $1.19 per common share for the same period in 1999. Nine-month net loss before extraordinary item was $42.0 million or $3.19 per common share compared to $37.0 million or $3.98 per common share over the same period in 1999. Net loss for the three months ended September 30, 2000 was $15.1 million or $1.05 per common share and net loss for the nine months ended September 30, 2000 was $42.9 million or $3.26 per common share, after the extraordinary item. We incurred a loss of $0.9 million in connection with the early repayment and termination of our Loan and Security Agreement with Congress Financial Corporation ("CFC") during the second quarter. This amount consisted of a one-time payment to CFC and unamortized deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

     We reported a decrease in cash and cash equivalents of approximately $32.6 million during the nine months ended September 30, 2000. Cash used in operating activities for the nine months ended September 30, 2000 increased $28.9 million, or 152.1% to $47.9 million from $19.0 million for the same period in 1999 principally due to cash requirements for the expansion of operations partially offset by changes in operating accounts and the integration of acquisitions.

     We expect to incur net losses on a quarterly basis for the next several quarters, as we incur additional costs associated with the strengthening of our network infrastructure, the development and expansion of our marketing programs, our entry into new markets, the pursuit of our acquisition strategy, the expansion of existing and introduction of new telecommunications and Internet services, the expansion of our global IP network and as a result of interest expense associated with our financing activities. As of September 30, 2000, we have pledged securities of approximately $19.3 million to cover all scheduled cash interest payments on the Senior Notes through May 2001. The Company is scheduled to pay a semiannual interest payment of approximately $9.6 million in November 2000. We may be required to obtain additional financing in order to pay interest on the Senior Notes after May 2001 and to repay the Senior Notes at their maturity.

     During 1998, we advanced an aggregate of approximately $1.4 million to certain of our employees and officers. The secured loans bear interest at a rate of 7.87% per year, and were originally due and payable on December 31, 1999. Approximately $0.9 million was repaid in January 2000, and the balance was extended through December 31, 2000.

     In September 2000, we sold certain of our VoIP termination facilities, valued at approximately $4.3 million, and converted certain of our accounts receivable, valued at approximately $24.5 million, in exchange for 40% of the issued and outstanding common stock of Sunrise World Communications, Inc. ("Sunrise"). Sunrise provides internet communications services between the United States and the emerging economies of the world. The accounts receivable consisted of trade receivables, prepaids, and deposits. As of September 30, 2000, our investment value in Sunrise is approximately $28.8 million.

     In the first quarter of 2000, we acquired several VoIP termination facilities from various vendors for approximately $2.2 million in cash and approximately $1.9 million in common stock. We issued the shares in the second and third quarters of 2000. We have integrated these facilities into our VoIP network and launched VoIP services as a new line of business in the first quarter of 2000. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $4.1 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

     In the first quarter of 2000, we acquired Vancouver Telephone Company ("VTC") for approximately $1.1 million in cash and 520,463 shares of common stock valued at approximately $12.3 million. We issued the shares in the second quarter of 2000. VTC provides domestic and international long distance services in Canada. VTC markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $13.6 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

     In the first quarter of 2000, we acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $0.5 million. DLC offers voice and data services. DLC provides us with a management and sales force, proprietary billing and customer service software and small business customers. The acquisition of DLC facilitates the introduction of commercial services for ethnic small and mid-sized business customers. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $1.1 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

     In the first quarter of 2000, we acquired Global Villager Inc. for approximately $0.8 million in cash and 503,872 shares of common stock valued at approximately $13.2 million. Global Villager owns a leading bilingual Chinese/English Web community, DragonSurf.com, which provides a range of content and services on its Web site for the Chinese community. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $13.8 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

     In November 2000, we entered into an agreement to acquire Capsule Communications, Inc. ("Capsule"), formerly known as US WATS, Inc. Under the terms of the merger, subject to certain price adjustments, we will issue approximately 2.7 million shares of common stock to shareholders of Capsule. In addition, we will issue an aggregate of $3 million in 5-year, unsecured promissory notes to two Capsule shareholders owning approximately 74% of the issued and outstanding shares of Capsule. The merger agreement, which we anticipate will be formally consummated in the first quarter of 2001, is subject to the conditions set forth in the merger agreement and requires, among other things, the approval of our shareholders and Capsule shareholders as well as the receipt of regulatory approvals. The approval of the merger by Capsule's stockholders is assured because the two Capsule shareholders beneficially owning in the aggregate approximately 74% of Capsule's outstanding common stock have executed voting agreements committing them to vote all of their shares in favor of the merger.

     Our business strategy contemplates aggregate capital expenditures (including capital expenditures, working capital and other general corporate purposes) of approximately $35 million through December 31, 2000 to be spent on our Internet infrastructure. A substantial portion of these expenditures has been incurred as of September 30, 2000, and has been funded by existing vendor arrangements. We are also pursuing additional sources of financing from the capital markets. We intend to use any additional sources of financing to fund our acquisition activities. These activities include, but are not limited to, integration expenses, Internet infrastructure and other post acquisition-related expenditures.

     We regularly review opportunities to implement our business strategy through strategic alliances with, investment in, or acquisitions of businesses that we believe are complementary to our current and planned operations. Our ability to consummate strategic alliances and acquisitions, and to make investments that may be of strategic significance, may require us to obtain additional debt and/or equity financing. There can be no assurance that we will be successful in arranging such financing on terms we consider acceptable or at all.

     Although we intend to implement the capital spending plan described above, it is possible that unanticipated business opportunities may arise which we may conclude are more favorable to our long-term prospects than those contemplated by the current capital spending plan.

EQUITY AND DEBT FINANCING

     In June 2000, we repaid and terminated a three-year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility") two years ahead of the original term. We incurred extraordinary losses of approximately $0.9 million with this extinguishment consisting of a one-time payment to Congress Financial Corporation and unamortized deferred financing costs.

     In June 2000, we entered into a five-year term loan with a principal balance of $50 million with NTFC Capital Corporation, a financing arm of GE Capital ("NTFC Facility"). This loan represents an increase of $15 million over the original $35 million facility entered into in December 1998 with NTFC. The NTFC Facility may be used to finance the continued expansion of our Internet initiatives and transport business, additional development of Wireless Applications Protocol, applications of its Internet portals, expansion of VoIP services, acquisitions and working capital for general corporate purposes. The outstanding borrowings on the NTFC Facility carry interest rates ranging from 8.91% to 9.90%, with a weighted average interest rate of 9.9%. Under the terms of the NTFC Facility, we are subject to certain financial and operational covenants, including but not limited to minimum EBITDA, restrictions on our ability to pay dividends and level of indebtedness. As of September 30, 2000, approximately $46.8 million was outstanding under the NTFC Facility. The NTFC Facility is secured by a pledge of all shares of Startec Global Operating Company ("Operating Company") owned by the Company, and by a first priority security interest in all of the Operating Company's assets.

     In June 2000, we entered into a $20 million unsecured facility from Allied Capital ("Allied Facility") with a balloon payment due at maturity in 2005. The Allied Facility may be used for general corporate purposes, including the purchase of telecommunications assets, without limitations. The Allied Facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. Under the terms of the Allied Facility, we are subject to certain financial and operational covenants, including but not limited to restrictions on our ability to pay dividends and level of indebtedness. As of September 30, 2000, $20 million was outstanding under the facility. After July 1, 2002, the Company can prepay all or part of this loan without penalty. In connection with entering into the Allied Facility, we issued a stock purchase warrant to Allied pursuant to which, at any time and from time to time until June 30, 2005, Allied is entitled at its sole option to purchase an aggregate of 125,000 shares of our common stock at an exercise price of $11.21 per share subject to certain antidilution adjustments.

     In May 2000, we entered into vendor financing facility for up to $7.5 million from Coast Business Credit Corporation ("Coast Facility") due in Novemer 2002. The Coast Facility may be used to satisfy various operating liabilities. The interest rate on the Coast facility is the Prime Rate plus 3.5%, with a floor of 9%. As of September 30, 2000, approximately $6.7 million was outstanding under the Coast Facility.

     In July 1999, we entered into a three-year vendor financing facility for up to $5 million with IBM Credit Corporation ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. Borrowings under the IBM Facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus a rate adjustment which varies by the type of equipment purchased. The outstanding borrowings on the IBM Facility carry interest rates ranging from 9.5% to 15.4% with a weighted average interest rate of 11.7%. As of September 30, 2000, approximately $1.3 million was outstanding under the IBM Facility.

     In May 1999, we entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. As of September 30, 2000, approximately $1.9 million bearing interest at 8.5% was outstanding under the facility.

     In May 1998, we issued $160 million of 12% Senior Notes yielding net proceeds of approximately $155 million, of which approximately $52.4 million was used to purchase securities which are pledged and restricted for use as the first six interest payments due on the Senior Notes. As part of the offering, we issued warrants to purchase 200,226 shares of common stock. The warrants are exercisable subsequent to November 1998 at an exercise price of $24.20 per share. The Senior Notes are unsecured and require semi-annual interest payments, which began in November 1998.

     The implementation of our strategic plans, including the development and expansion of our network facilities, expansion of our marketing programs, expansion of our global IP network, pursuit of our acquisition strategy, acquisition of additional commercial customers, our evolution to marketing of network and enterprise services, and funding of operating losses and working capital needs, will require significant investment. There can be no assurance that we will not need additional financing sooner than currently anticipated. The need for additional financing depends on a variety of factors, including the rate and extent of our expansion and new markets, the cost of an investment in additional switching and transmission facilities and ownership rights in fiber optic cable, the incurrence of costs to support the introduction of additional or enhanced services, and increased sales and marketing expenses. In addition, we may need additional financing to fund unanticipated working capital needs or to take advantage of unanticipated business opportunities, including acquisitions, investments or strategic alliances. The amount of our actual future capital requirements also will depend upon many factors that are not within our control, including competitive conditions and regulatory or other government actions. In the event that our plans or assumptions change or prove to be inaccurate or our capital resources prove to be insufficient to fund our growth and operations, then some or all of our development and expansion plans could be delayed or abandoned, or we may be required to seek additional financing or to sell assets, to the extent permitted by the terms of the Senior Notes.

     We need to raise such additional capital from public or private equity or debt sources. We cannot assure you that we will be able to obtain additional financing or, if obtained, that it will be able to do so on a timely basis or on favorable terms. If we are able to raise additional funds through the incurrence of debt, it would likely become subject to additional restrictive financial covenants. In the event that we are unable to obtain such additional capital or are unable to obtain such additional capital on acceptable terms, we may be required to reduce the scope of our expansion, which could adversely affect our business, financial condition and results of operations, our ability to compete and our ability to meet our obligations under the Senior Notes.

CASH FLOWS

     Our cash and cash equivalents decreased $32.5 million, or 59.4%, to $22.2 million at September 30, 2000, from $54.7 million at December 31, 1999. Net cash used in operating activities increased $28.9 million, or 152.1%, to $47.9 million for the nine months ended September 30, 2000 compared to approximately $19.0 million for the same period in 1999. The increase in cash used in operations was primarily the result of an increase of net loss and accounts receivable, which was partially offset by an increase in accounts payable and accrued expenses.

     Cash used in investing activities was $43.5 million in the first nine months of 2000 compared to $56.8 million in the same period in 1999. We capitalized approximately $3.7 million pursuant to the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

         Cash provided by financing activities was approximately $58.8 million for the first nine months of 2000 compared to approximately $38.3 million over the same period in 1999. Cash provided by financing activities primarily relates to proceeds from draws on the bank facility and vendor financing as well as proceeds from the private placement of our common stock partially offset by repayments of the credit facility and vendor financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. We do not hold any financial instruments for trading purposes. We believe that our primary market risk exposure relates the effects that changes in interest rates have on our investments and those portions of our outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on our investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which we have purchased and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of our long-term debt obligations (including the Senior Notes). As of September 30, 2000, the fair value of the Senior Notes was approximately $120.0 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $19.3 million. Changes in interest rates also affect our borrowings under our other financing facilities with NTFC, Allied, IBM and Ascend. The NTFC Facility provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. The Allied facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. The Ascend Facility provides that each borrowing under the facility bears interest at 8.5%. The IBM facility bears interest at a variable rate during the term of the lease.

     The foreign exchange rate fluctuations relating to our results of foreign operations have not been material. We have not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Foreign exchange rate fluctuation exposure may increase in the future as the size and scope of our foreign operations increases.

                                                     PART II.-OTHER INFORMATION

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

2.2* Agreement and Plan of Reorganization dated November 2, 2000 by and among Startec Global Communications Corporation, Stars Acquisition Corp., Capsule Communications, Inc., Gold & Appel Transfer, S.A. and Foundation for the International Non-Governmental Development of Space

4.13** First Amendment dated as of August 21, 1999 to Shareholder Rights Agreement dated as of March 26, 1998, between Startec Global Communications Corporation and Continental Stock Transfer & Trust Company.

4.14* Second Amendment dated November 8, 2000 to Shareholder Rights Agreement dated as of March 26, 1998, between Startec Global Communications Corporation and Continental Stock Transfer & Trust Company.

10.61* Voting Agreement dated November 2, 2000 by and between Startec Global Communications Corporation, Stars Acquisition Corp. and Gold & Appel Transfer, S.A.

10.62* Voting Agreement dated November 2, 2000 by and between Startec Global Communications Corporation, Stars Acquisition Corp. and Foundation for the International Non-Governmental Development of Space.

27.1 Financial Data Schedule

--------------------------------------------------------------------------------
*Incorporated by reference from Exhibits 2.2, 99.1, 99.2, 99.3 and 99.4 to the Company's Current Report on Form 8-K (SEC File No. 000-23087) filed on November 13, 2000.

** Incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K (SEC File No. 000-23087) filed on August 25, 1999.

     No reports on Form 8-K were filed during the period ending September 30, 2000.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2000.

                  STARTEC GLOBAL COMMUNICATIONS CORPORATION

                  By:                 /s/ PRABHAV V. MANIYAR
                      ---------------------------------------------------------
                                          CHIEF FINANCIAL
                                        OFFICER AND DIRECTOR

                            (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)