Form 10-Q/A
period 2000-09-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2000-11-15
CIK 1043310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

   /X/     AMENDMENT TO QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-23087

                            ------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     52-2099559
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

        10411 MOTOR CITY DRIVE                                20817
             BETHESDA, MD                                   (Zip Code)
    (Address of principal executive
               offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 SHARES OUTSTANDING
TITLE OF EACH CLASS:                                           AS OF NOVEMBER 9, 2000
---------------------------------------------------------  -------------------------------
Common Stock, par value $0.01 per share..................            14,354,609

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EXPLANATORY STATEMENT

    This Form 10-Q/A restates the Company's Quarterly Report on Form 10-Q originally filed on November 14, 2000 to reflect fully the change in segment reporting from the second quarter of 2000 to the third quarter of 2000. These changes are described in Note 5 to the Financial Statements.

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                   FORM 10-Q

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                             PAGE
                                                                           --------
PART I.      FINANCIAL INFORMATION

  ITEM 1.    Financial Statements

             Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 2000 and 1999...         3

             Condensed Consolidated Balance Sheets as of September 30,
               2000 and December 31, 1999................................         4

             Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2000 and 1999..................         5

             Notes to Condensed Consolidated Financial Statements........      6-14

  ITEM 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     15-23

  ITEM 3.    Quantitative and Qualitative Disclosures about Market
               Risk......................................................        24

PART II.     OTHER INFORMATION AND SIGNATURE.............................     25-26

                         PART I.--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                       ---------------------   -------------------
                                                         2000        1999        2000       1999
                                                       ---------   ---------   --------   --------
Net revenues.........................................  $ 83,198    $ 76,616    $249,740   $196,246
Cost of services.....................................    64,807      66,545     200,060    173,927
                                                       --------    --------    --------   --------
  Gross margin.......................................    18,391      10,071      49,680     22,319
General and administrative expenses..................    16,150      11,316      49,780     31,308
Selling and marketing expenses.......................     5,124       3,553      12,146     10,729
Depreciation and amortization........................     4,656       2,062      11,037      5,301
                                                       --------    --------    --------   --------
Loss from operations.................................    (7,539)     (6,860)    (23,283)   (25,019)
Interest expense.....................................    (7,537)     (5,511)    (19,841)   (16,034)
Interest income......................................       767       1,140       2,296      4,092
Equity in loss from affiliates.......................      (818)        (41)     (1,197)       (60)
                                                       --------    --------    --------   --------
Loss before extraordinary item.......................   (15,127)    (11,272)    (42,025)   (37,021)
Extraordinary item--loss on early extinguishment of
  debt...............................................        --          --        (902)        --
                                                       --------    --------    --------   --------
Net loss.............................................  $(15,127)   $(11,272)   $(42,927)  $(37,021)
                                                       ========    ========    ========   ========
Basic and diluted loss per common share:
Loss before extraordinary item.......................  $  (1.05)   $  (1.19)   $  (3.19)  $  (3.98)
Extraordinary item--loss on early extinguishment of
  debt...............................................        --          --       (0.07)        --
                                                       --------    --------    --------   --------
Basic and diluted loss per common share..............  $  (1.05)   $  (1.19)   $  (3.26)  $  (3.98)
                                                       ========    ========    ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents...................................    $  22,151       $ 54,731
Accounts receivable, net of allowance for doubtful accounts
  of $7,435 and $3,964, respectively........................       66,419         65,182
Accounts receivable, related party..........................          602            518
Other current assets........................................        9,879          4,876
                                                                ---------       --------
    Total current assets....................................       99,051        125,307
Property and equipment, net of accumulated depreciation and
  amortization of $19,589 and $10,422, respectively.........      121,179         94,221
Intangibles, net............................................       51,218         21,982
Restricted cash and pledged securities......................       19,299         28,108
Investments.................................................       37,507          4,729
Other long-term assets......................................        8,812          6,284
                                                                ---------       --------
    Total assets............................................    $ 337,066       $280,631
                                                                =========       ========
CURRENT LIABILITIES:
Accounts payable............................................    $  71,166       $ 68,095
Accrued expenses............................................       20,067          9,186
Credit facilities...........................................       12,255         14,191
Vendor financing............................................        6,511          5,253
Capital lease and other obligations.........................           --            132
                                                                ---------       --------
    Total current liabilities...............................      109,999         96,857

Senior notes................................................      158,391        158,233
Credit facilities, net of current portion...................       18,906             --
Vendor financing, net of current portion....................       39,224         19,504
Capital lease and other obligations, net of current
  portion...................................................          649            166
                                                                ---------       --------
    Total liabilities.......................................      327,169        274,760
                                                                ---------       --------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; 40,000,000 shares authorized,
  14,354,509 and 11,354,005 shares issued and outstanding,
  respectively..............................................          144            114
Additional paid-in capital..................................      126,071         78,447
Unearned compensation.......................................         (147)          (255)
Accumulated deficit.........................................     (115,214)       (72,287)
Accumulated other comprehensive loss........................         (957)          (148)
                                                                ---------       --------
    Total stockholders' equity..............................        9,897          5,871
                                                                ---------       --------
    Total liabilities and stockholders' equity..............    $ 337,066       $280,631
                                                                =========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (UNAUDITED, IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
OPERATING ACTIVITIES:
Net loss....................................................  $ (42,927)  $(37,021)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     11,037      5,301
  Amortization of deferred debt financing costs and debt
    discounts...............................................        729        584
  Other non-cash adjustments................................     (1,001)      (153)
Changes in operating assets and liabilities, net of
  acquisition effects:
  Accounts receivable, net..................................    (20,580)   (11,260)
  Accounts receivable, related party........................        (84)       479
  Accounts payable..........................................        530     20,034
  Accrued expenses..........................................      9,493      6,666
  Other.....................................................     (5,064)    (3,612)
                                                              ---------   --------
    Net cash used in operating activities...................    (47,867)   (18,982)
                                                              ---------   --------
INVESTING ACTIVITIES:
Acquisitions................................................    (10,274)   (16,208)
Purchases of property and equipment.........................    (33,694)   (40,619)
Sale of property and equipment..............................        424         --
                                                              ---------   --------
    Net cash used in investing activities...................    (43,544)   (56,827)
                                                              ---------   --------
FINANCING ACTIVITIES:
Proceeds from vendor financing..............................     40,464     15,934
Proceeds from credit facilities.............................    105,257     39,180
Proceeds from sale of pledged securities....................      9,600      8,850
Proceeds from private placement.............................     15,240         --
Proceeds from exercise of warrants/options..................        752        103
Payment of debt financing costs.............................     (1,920)      (276)
Repayments of credit facilities.............................   (104,776)   (23,518)
Repayments of vendor financing..............................     (5,507)    (1,618)
Repayments under capital lease obligations..................       (279)      (334)
                                                              ---------   --------
    Net cash provided by financing activities...............     58,831     38,321
                                                              ---------   --------
Decrease in cash and cash equivalents.......................    (32,580)   (37,488)
Cash and cash equivalents, beginning of the period..........     54,731     81,456
                                                              ---------   --------
Cash and cash equivalents, end of the period................  $  22,151   $ 43,968
                                                              =========   ========
Supplemental disclosure of cash flow information:
Interest paid...............................................  $  13,782   $ 10,657

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

    The Company has devoted substantial resources to the buildout of its network, deployment of its Internet initiatives, and the expansion of its marketing programs and strategic acquisitions. As a result, the Company experienced operating losses and negative cash flows from operations in 1999 and during the first nine months of 2000. These losses and negative operating cash flows are expected to continue for additional periods in the future. There can be no assurance that the Company's operations will become profitable or will produce positive cash flows. The Company intends to fund its operational and capital requirements using cash on hand, its available credit facilities, and with equity or debt financing. There can be no assurance that such new financing will be available on terms management finds acceptable or at all. In the event that the Company is unable to obtain such additional financing, it will be required to substantially limit or curtail its expansion plans, network buildout, marketing programs, and foreign operations or the Company may resort to selling assets to the extent permitted by its debt facilities. Even with such reductions, management believes that new financing will be required by no later than the end of 2001 to meet operating needs and the November 2001 interest payment on the Company's senior notes. The Company has been advised by its independent public accountants that if the Company has not raised sufficient capital to meet its projected obligations for 2001 or alternatively completed restructuring of its indebtedness prior to the completion of their audit of the Company's

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. GENERAL (CONTINUED)
financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified to reflect these contingencies.

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

                                                                 FOR THE THREE         FOR THE NINE
                                                                 MONTHS ENDED          MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Weighted average common shares outstanding--basic...........   14,345     9,422      13,153     9,319
Stock option and warrant equivalents........................       --        --          --        --
                                                               ------     -----      ------     -----
Weighted average common and equivalent shares
  outstanding--basic/ diluted...............................   14,345     9,422      13,153     9,319
                                                               ======     =====      ======     =====

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

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)
    In March 2000, the Company acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $0.5 milion. DLC offers dial-1, debit card and ISP services. DLC provides Startec with a management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $1.1 million to goodwill. If certain financial criteria are met by April 30, 2001, the Company is subject to a contingent payment of approximately $5.6 million payable in cash of approximately $0.5 million and $5.1 million in the form of either cash or the Company's common stock.

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

                                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                       ---------------------   -------------------
                                                         2000        1999        2000       1999
                                                       ---------   ---------   --------   --------
Net revenues.........................................  $ 83,198    $ 80,394    $253,073   $206,988
Loss from operations.................................    (7,539)     (6,608)    (23,061)   (24,124)
Net loss before extraordinary item...................   (15,127)    (11,022)    (41,894)   (36,188)
Extraordinary item...................................        --          --        (902)        --
Net loss after extraordinary item....................   (15,127)    (11,022)    (42,796)   (36,188)
Basic and diluted loss per common share:
  Loss before extraordinary item.....................  $  (1.05)   $  (1.11)   $  (3.06)  $  (3.68)
  Extraordinary item--loss on early extinguishments
    of debt..........................................        --          --       (0.07)        --
  Basic and diluted loss per common share............  $  (1.05)   $  (1.11)   $  (3.13)  $  (3.68)

4. INVESTMENTS

    In September 2000, the Company sold certain of its VoIP termination facilities, valued at approximately $4.3 million, and converted certain of its accounts receivable, valued at approximately $24.5 million, in exchange for 40% of the issued and outstanding common stock of Sunrise World
Communications, Inc. ("Sunrise"). Sunrise provides internet communications services between the United States and the emerging economies of the world. The accounts receivable consisted of trade

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. INVESTMENTS (CONTINUED)
receivables, prepaids, and certain other deposits. As of September 30, 2000, the Company's investment value in Sunrise is approximately $28.8 million.

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

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. BUSINESS SEGMENT DATA (CONTINUED)
    The following table presents segment revenues and other financial information based on product, which was the old method, as of September 30, 2000 and for the three and nine months ended September 30, 2000 (in thousands):

                                                    THREE MONTHS ENDED SEPTEMBER 30, 2000
                                     -------------------------------------------------------------------
                                           TELECOMMUNICATIONS
                                     ------------------------------           IP               TOTAL
                                      NORTH                           -------------------   ------------
                                     AMERICA     EUROPE      ASIA      ESTART      VOIP     CONSOLIDATED
                                     --------   --------   --------   --------   --------   ------------
Net revenues.......................  $ 31,086   $    --    $    --    $29,340    $22,772      $ 83,198
Gross margin.......................     1,556        --         --      8,427      8,408        18,391
Selling, marketing, general and
  administrative expense...........    11,488        --         --      9,288        498        21,274
EBITDA.............................    (9,932)       --         --       (861)     7,910        (2,883)
Depreciation and amortization
  expense..........................     3,894        --         --        583        179         4,656
Interest expense...................     7,473        --         --         64         --         7,537
Interest income....................       742        --         --         25         --           767
Fixed assets, gross................    89,639        --         --     45,350      5,779       140,768
Total assets.......................  $250,907   $    --    $    --    $77,656    $ 8,503      $337,066

                                                   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                    -------------------------------------------------------------------
                                          TELECOMMUNICATIONS
                                    ------------------------------           IP               TOTAL
                                     NORTH                           -------------------   ------------
                                    AMERICA     EUROPE      ASIA      ESTART      VOIP     CONSOLIDATED
                                    --------   --------   --------   --------   --------   ------------
Net revenues......................  $116,517   $ 11,519   $ 3,493    $71,545    $46,666      $249,740
Gross margin......................    10,484      2,082     1,144     21,476     14,494        49,680
Selling, marketing, general and
  administrative expense..........    25,888      9,683     4,838     15,309      6,208        61,926
EBITDA............................   (15,404)    (7,601)   (3,694)     6,167      8,286       (12,246)
Depreciation and amortization
  expense.........................     8,888        236       485        948        480        11,037
Interest expense..................    19,790        (14)        1         64         --        19,841
Interest income...................     2,208         39        24         25         --         2,296
Fixed assets, gross...............    89,639         --        --     45,350      5,779       140,768
Total assets......................  $250,907   $     --   $    --    $77,656    $ 8,503      $337,066

    The preceding table reflects an amendment to the business segment data table reflected in the Quarterly Report on Form 10-Q filed on November 14, 2000. This amendment fully reflects the change in business segment data reporting from the second quarter of 2000 to the third quarter of 2000.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. BUSINESS SEGMENT DATA (CONTINUED)

    The following table presents segment revenues and other financial information based on region, which is the new method, as of September 30, 2000 and for the three and nine months ended September 30, 2000 (in thousands):

                                                          THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                      ---------------------------------------------
                                                       NORTH                              TOTAL
                                                      AMERICA     EUROPE      ASIA     CONSOLIDATED
                                                      --------   --------   --------   ------------
Net revenues:
  IP................................................  $ 45,309   $ 5,368    $ 1,435      $ 52,112
  Circuit switched..................................    31,086        --         --        31,086
    Total net revenues..............................    76,395     5,368      1,435        83,198
Gross margin:
  IP................................................    15,901       487        447        16,835
  Circuit switched..................................     1,556        --         --         1,556
    Total gross margin..............................    17,457       487        447        18,391
Selling, marketing, general and administrative
  expense...........................................    12,242     5,737      3,295        21,274
EBITDA..............................................     5,215    (5,250)    (2,848)       (2,883)
Depreciation and amortization expense...............     4,301       115        240         4,656
Interest expense....................................     7,473        64         --         7,537
Interest income.....................................       742        11         14           767
Fixed assets, gross.................................   105,203    21,843     13,722       140,768
Total assets........................................  $287,155   $34,468    $15,443      $337,066

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                      ---------------------------------------------
                                                       NORTH                              TOTAL
                                                      AMERICA     EUROPE      ASIA     CONSOLIDATED
                                                      --------   --------   --------   ------------
Net revenues:
  IP................................................  $ 70,310   $  5,368   $ 1,435      $ 77,113
  Circuit switched..................................   157,615     11,519     3,493       172,627
    Total net revenues..............................   227,925     16,887     4,928       249,740
Gross margin:
  IP................................................    24,761        487       447        25,695
  Circuit switched..................................    20,759      2,081     1,145        23,985
    Total gross margin..............................    45,520      2,568     1,592        49,680
Selling, marketing, general and administrative
  expense...........................................    38,373     15,420     8,133        61,926
EBITDA..............................................     7,147    (12,852)   (6,541)      (12,246)
Depreciation and amortization expense...............     9,961        351       725        11,037
Interest expense....................................    19,790         50         1        19,841
Interest income.....................................     2,208         50        38         2,296
Fixed assets, gross.................................   105,203     21,843    13,722       140,768
Total assets........................................  $287,155   $ 34,468   $15,443      $337,066

    In September 1999, the Company operated in only one business segment--long distance telecommunications. Operations in Europe and Asia were not material for the three and nine months ended September 30, 1999.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

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

    In July 1999, the Company entered into a three-year vendor financing facility for up to $5 million with IBM Credit Corporation ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. Borrowings under the IBM Facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus a rate adjustment which varies by the type of equipment purchased. The outstanding

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

7. VENDOR AND CREDIT FACILITIES (CONTINUED) borrowings on the IBM Facility carry interest rates ranging from 9.5% to 15.4% with a weighted average interest rate of 11.7%. As of September 30, 2000, approximately $ 1.3 million was outstanding under the IBM Facility.

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

8. COMPREHENSIVE LOSS

    The total of net loss and all other non-owner changes in equity consists of the following for the three and nine months ending September 30, 2000 and 1999 (in thousands):

                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                       ---------------------   -------------------
                                         2000        1999        2000       1999
                                       ---------   ---------   --------   --------
Net loss.............................  $(15,127)   $(11,272)   $(42,927)  $(37,021)
Other comprehensive loss:
Foreign currency translation
  adjustment.........................       (21)        (19)       (809)      (232)
                                       --------    --------    --------   --------
Comprehensive loss...................  $(15,148)   $(11,291)   $(43,736)  $(37,253)
                                       ========    ========    ========   ========

9. SUBSEQUENT EVENTS

    In November 2000, Startec entered into an agreement to acquire Capsule Communications, Inc. ("Capsule"), formerly known as US Wats, Inc. Under the terms of the merger, subject to certain price adjustments, Startec will issue approximately 2.7 million shares of common stock to shareholders of Capsule. In addition, Startec will issue an aggregate of $3 million in 5-year, unsecured promissory notes to two Capsule shareholders owning approximately 74% of the issued and outstanding shares of Capsule. The merger agreement, which is expected to be formally consummated in the first quarter of 2001, is subject to the conditions set forth in the merger agreement and requires, among other things, the approval of Startec and Capsule shareholders as well as receipt of regulatory approvals. The approval of the merger by Capsule's stockholders is assured because the two Capsule shareholders beneficially owning in the aggregate approximately 74% of Capsule's outstanding common stock have executed voting agreements committing them to vote all of their shares in favor of the merger. Capsule is a switch-based interexchange carrier providing long distance telephone communications services

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. SUBSEQUENT EVENTS (CONTINUED)
primarily to small and medium-size business customers as well as residents. Capsule also provides inbound-800 long distance services, as well as other telecommunications services. Capsule uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas). For calls originating or terminating outside Capsule's own network (off-net area), the Company utilizes the services provided by other long distance companies. The acquisition is subject to shareholder and regulatory approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding synergies and growth expected as a result of our in-progress and future acquisitions, expected growth in earnings, revenue and gross margin, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, our ability to integrate and manage acquired companies, assets and personnel, changes in market conditions, the volatile and competitive environment for Internet telephony, the availability of transmission facilities, management of our rapid growth, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, significant foreign and U.S.- based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, and the expansion of the global network. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                     FOR THE THREE                FOR THE NINE
                                                      MONTHS ENDED                MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                 ----------------------      ----------------------
                                                   2000          1999          2000          1999
                                                 --------      --------      --------      --------
Net revenues...............................       100.0%        100.0%        100.0%        100.0%
Cost of services...........................        77.9          86.9          80.1          88.6
                                                  -----         -----         -----         -----
  Gross margin.............................        22.1          13.1          19.9          11.4
General and administrative expenses........        19.4          14.8          19.9          16.0
Selling and marketing expenses.............         6.2           4.6           4.9           5.5
Depreciation and amortization..............         5.6           2.7           4.4           2.7
                                                  -----         -----         -----         -----
Loss from operations.......................        (9.1)         (9.0)         (9.3)        (12.8)
Interest expense...........................        (9.1)         (7.2)         (7.9)         (8.2)
Interest income............................         0.9           1.5           0.9           2.1
Equity in loss from affiliates.............        (1.0)           --          (0.5)           --
Loss before extraordinary item.............       (18.3)        (14.7)        (16.8)        (18.9)
Extraordinary item--loss on early
  extinguishment of debt...................          --            --          (0.4)           --
                                                  -----         -----         -----         -----
Net loss...................................       (18.3)%       (14.7)%       (17.2)%       (18.9)%
                                                  =====         =====         =====         =====

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

       27.1             Financial Data Schedule

------------------------

* Incorporated by reference from Exhibits 2.2, 99.1, 99.2, 99.3 and 99.4 to the Company's Current Report on Form 8-K (SEC File No. 000-23087) filed on November 13, 2000.

** Incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K (SEC File No. 000-23087) filed on August 25, 1999.

    No reports on Form 8-K were filed during the period ending September 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of November, 2000.

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