Form 10-K
period 2000-12-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2001-04-17
CIK 1043310

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

                              1151 SEVEN LOCKS RD.
                               POTOMAC, MD 20854
                    (Address of principal executive offices)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Non-affiliates of the Registrant held approximately 4,756,441 shares of Common Stock as of April 12, 2001. The fair market value of the stock held by non-affiliates is approximately $223,553 based on the sale price of the shares on April 12, 2001.

    As of April 12, 2001, 16,554,156 shares of Common Stock per share, par value $0.01, were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
PART I.

  Item 1.       Business....................................................  2
  Item 2.       Properties..................................................  33
  Item 3.       Legal Proceedings...........................................  33
  Item 4.       Submission of Matters to a Vote of Security Holders.........  33

PART II.

  Item 5.       Market for Registrant's Common Equity and Related             34
                Stockholder Matters.........................................
  Item 6.       Selected Financial Data.....................................  35
  Item 7.       Management's Discussion and Analysis of Financial Condition   36
                and Results of Operations...................................
  Item 7A.      Quantitative and Qualitative Disclosures about Market         47
                Risk........................................................
  Item 8.       Financial Statements and Supplementary Data.................  47
  Item 9.       Changes in and Disagreements with Accountants on Accounting   82
                and Financial Disclosure....................................

PART III.

  Item 10.      Directors and Executive Officers of the Registrant..........  82
  Item 11.      Executive Compensation......................................  84
  Item 12.      Security Ownership of Certain Beneficial Owners and           86
                Management..................................................
  Item 13.      Certain Relationships and Related Transactions..............  88

PART IV.

  Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form  89
                8-K.........................................................

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Form 10-K include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in earnings, EBITDA, revenue and gross margin, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions and any restructuring of our Senior Notes or other indebtedness, our ability to meet our obligations to pay interest and fees and repay the principal on our indebtedness and the necessity for and expected availability of additional financing. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-K as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, infrastructure and content, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and Internet industries, the availability of transmission facilities, dependence on call termination agreements, entry into new and developing markets, risks associated with the international telecommunications industry, dependence on operating agreements with foreign partners, substantial foreign governmental control of national telecommunications companies, customer concentration and attrition, dependence on a few significant foreign and domestic customers and suppliers, substantial U.S. and foreign regulatory burdens, difficulty in obtaining foreign licenses or other governmental approvals, international economic and political instability, dependence on effective billing and information systems, rapid technological change, the expansion of our global network, the risk of litigation in connection with the contents of our Web portal, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

OVERVIEW

    We are a facilities-based provider of Internet protocol communications services, including voice, data and Internet access. Founded as a corporation in 1989, we market our services to ethnic businesses, residential communities located in major metropolitan areas, to international long distance carriers and to Internet service providers transacting with the world's emerging economies. Our mission is to become a leading provider of Internet Protocol, ("IP"), communication services, including voice, data and Internet services to our targeted ethnic markets, comprised of ethnic communities from the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America. We provide our services through a flexible network of owned and leased facilities, operating and termination agreements, and resale arrangements. We have an extensive network of IP gateways, international gateways, domestic switches, and ownership in undersea fiber optic cables.

RECENT DEVELOPMENTS

    Beginning in the fourth quarter of 2000, we began to modify our business plan. The revised plan calls for a restructuring that includes 1) consolidation of selected North American and European operations, 2) accelerated migration of circuit-switched traffic to our IP network, 3) discontinuation of unprofitable, low-margin business lines and 4) implemention of certain cost reduction procedures. Implementation of this plan commenced in the first quarter of 2001. We believe these actions, combined with our recent financing transactions described below, position us to become EBITDA positive during 2001.

REDUCTION IN WORKFORCE

    As a result of the restructuring, we eliminated approximately 400 positions globally. This number represents approximately 45% of our total workforce.

CONSOLIDATION OF SELECTED NORTH AMERICAN AND EUROPEAN OPERATIONS

    A major part of the restructuring involved the consolidation of selected North American and European operations. This consolidation of operations represents approximately half of the positions we eliminated. A significant portion of this reduction relates to our decision to shift our residential customer service operations from Bethesda, Maryland to Vancouver, Canada, where we already operate a call center facility. Last year, we established our Vancouver presence through the acquisition of Vancouver Telephone Company. Vancouver's diverse ethnic population provides a large pool of highly qualified potential employees to serve as in-language customer service representatives and the shift will allow us to take advantage of lower personnel costs and overhead. We plan to use our Bethesda call center facilities to provide customer service support for our managed network services targeting business customers. We also intend to continue our call center operations in Guam, France and Germany.

    We are also consolidating our UK, France, Germany and Poland operations to focus on the development of our European business customer base. Germany will become the headquarters for our European customer service operations.

ACCELERATED MIGRATION OF CIRCUIT-SWITCHED TRAFFIC TO OUR IP NETWORK

    Our strategy is to increase our focus on business customers, which generally have higher monthly revenue, generate higher margins and tend to have lower attrition than residential customers. Accordingly, in 2000, we began eliminating low margin circuit-switched wholesale business to focus on the higher-margin voice-over-internet protocol ("VoIP"), business. This migration takes advantage of efficiencies created by our focus on IP technologies and our acquisition of Vancouver Telephone Company. The elimination of circuit-switched business resulted in a reduction of interconnect charges. This change also freed up port capacity for business customers without significantly increasing capital expenditures.

WRITE DOWN OF IMPAIRED INVESTMENTS AND ACQUISITION-RELATED GOODWILL

    As described in greater detail in Note 16 to our financial statements, given our historical operating losses, current liquidity concerns and a significant decline in the market value of our common stock, we performed a review of certain of our long-lived assets and investments we made in other companies as of December 31, 2000. As a result of this review, we recognized a non-cash charge of approximately $50.3 million for the impairment of long-lived assets and certain identifiable intangible assets related to those investments. Specifically, the charges relate to the following three areas:

    SIGMANET AND GLOBAL VILLAGER. In the fourth quarter of 2000, in our efforts to reduce operating losses and conserve cash, we decided to abandon certain of our web portal services. As a result we discontinued our web portal operations to the Asian Indian community that was operating under the name of IAOL and our bilingual Chinese/English Web community, DragonSurf.com. We obtained IAOL and DragonSurf.com in December 1999 and March 2000, respectively, through the acquisitions of SigmaNet and Global Villager. As we could not continue to fund the operating cash needs of the web portals and we did not foresee a near term improvement in the cash flows of the respective portals, we decided to shut down their operations. As a result, we recognized an impairment charge of approximately $17.4 million for the unamortized intangibles and goodwill of IAOL and DragonSurf.com.

    SUNRISE. Pursuant to an agreement with Sunrise World Communications, Inc. ("Sunrise") dated September 29, 2000, we acquired a 40% equity interest in Sunrise and a 5 year carrier services agreement in exchange for certain VoIP termination facilities and the forgiveness of accounts receivable due to us from Sunrise. Sunrise provides Internet communications service between the United States and certain emerging countries. During the first nine months of 2000, we earned revenue of approximately $24.5 million from terminating traffic on behalf of Sunrise. The corresponding receivable together with certain other deposits and VoIP termination facilities, with a carrying value of $4.3 million were exchanged for Sunrise common stock and a favorable carrier services agreement. We valued the investment in Sunrise at approximately $29 million based on the carrying value of assets exchanged and as supported by a third party appraisal for the value of Sunrise's equity. The transaction was negotiated at a time when Internet communications entities were highly valued in the market place. Given the dramatic downturn in market valuations and liquidity concerns facing telecommunication entities, we expensed the investment in Sunrise during our fourth quarter. While we continue to believe that the carrier services agreement provided by Sunrise is valuable to us, there can be no assurance that these services will continue to be available to us over the term of the agreement.

    ASIAN TELECOMMUNICATIONS BUSINESS. Given our historical operating losses, current liquidity concerns and a significant decline in the market value of our common stock, we reviewed our long-lived assets including identifiable intangible assets and goodwill for impairment. We performed our review based upon projected probable undiscounted cash flows for our respective operating regions. We concluded that the probable undiscounted cash flows for our Asian telecommunications business would be less than the carrying value of the respective long-lived assets. This reflects our reduction in force in our Hong Kong operations. We recognized an impairment charge of $3.3 million to reduce long-lived assets and goodwill with a carrying value of approximately
$16 million to estimate fair value. There were no losses on impairment for the year ended December 31, 1999.

DEPARTURE FROM UNPROFITABLE BUSINESS LINES

    In 2000, we began to formulate a revised business plan to, among other things, discontinue unprofitable, low-margin business lines. We also decided to eliminate the low margin circuit switched wholesale business to focus on the higher margin VoIP business. We terminated our eStart operations, and consolidated UK, France, Germany and Polish operations to focus on the development of our European business customer base. Startec UK, France and Germany will discontinue non-profitable product lines and focus on growing our existing profitable product line and increasing penetration into the business customers segment.

RECENT FINANCING TRANSACTIONS

    In April 2001 in connection with the Allied financing transactions described below, we amended the NTFC Facility. Pursuant to the amendment, NTFC agreed to waive certain defaults and revise certain financial covenants. In connection with this amendment, we used $7.625 million of the proceeds from the revolving accounts-receivable purchase facility to pay NTFC overdue loan payments, prepayments and a commitment fee. We also agreed to issue a stock purchase warrant to NTFC to purchase 25,000 shares of our common stock upon any restructuring of our Senior Notes.

    In April 2001 two of our wholly owned subsidiaries, Startec Global Operating Company ("Operating") and Startec Global Licensing Company ("Licensing"), together borrowed an aggregate of $20 million from Allied, which funds were distributed to us as a dividend. The proceeds were used to repay outstanding indebtedness under the Allied Facility. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interests at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, we are subject to certain financial and operational covenants, including limitations on our ability to incur additional indebtedness.

    In addition, Operating and Licensing entered into a two-year accounts-receivable purchase facility with Allied, resulting in net proceeds of approximately $14.3 million. The proceeds of this purchase facility may be used for general corporate purposes, including payments on the NTFC Facility, $7.625 million, as described above. Under the purchase facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. The annual discount rate payable with respect to the purchase price is 16%. During the two-year term of the facility, Allied is obligated to use proceeds from collection of the accounts receivable to purchase additional interests in other accounts receivable up to a maximum aggregate amount of $15 million, assuming that we remain in compliance with the financial and other covenants pursuant to this facility.

EVALUATION OF FINANCIAL ALTERNATIVES

    In March 2001, we entered into an engagement letter with Jefferies & Company, Inc., pursuant to which Jefferies has agreed to act as our financial advisor to assist us in evaluating our financing alternatives. In particular, Jefferies is advising us in connection with a possible restructuring of our $160 million 12% Senior Notes. There can be no assurance that we will successfully restructure the Senior Notes.

NASDAQ DELISTING NOTICE

    On April 5, 2001, we received written notification from the Nasdaq Listing Qualifications Department, stating that our common stock no longer met the listing requirement of the Nasdaq National Market. As permitted under Nasdaq's rules, we have appealed the delisting determination. Our request for an appeal will suspend the delisting process pending a decision by the Nasdaq Listing Qualifications Panel. We do not believe we will be eligible to list our common stock on the Nasdaq Small Cap Market should it be delisted from the Nasdaq National Market. There can be no assurance that our common stock will continue to be listed on Nasdaq.

2000 KEY ACCOMPLISHMENTS

    During 2000, we continued to exploit our strong presence in ethnic communities by expanding the services we offer. Our strategy is to facilitate our continued expansion into emerging economies by expanding telecommunications and Internet services for our residential customers. The following are our key accomplishments in 2000:

    1. We expanded our VoIP network to include 100 gateways in 50 countries, predominantly in the emerging economies. IP technology provides several advantages for us: (i) it reduces traffic termination costs; (ii) it increases bandwidth utilization on long-haul circuits; (iii) it enables us to offer enhanced services, such as Internet access, for select residential customers in North America, Europe and Asia Pacific Rim, data and high-speed Internet services for corporate customers, as well as video services and other broadband applications; and (iv) it reduces our reliance on the network facilities of other carriers.

    2.  We facilitated our entry into the small- and medium-sized enterprise
       (SME) market through our acquisition of DLC Enterprises, Inc., a telecommunications company that offers dial-1, debit card and ISP services.

    3. We expanded our access network in Germany, Europe's largest telecommunications market. This development carries particular strategic importance as Germany is home to over 7 million ethnic immigrants, including people from Russia, Poland, Turkey, Iran, and the Middle East.

    4. We consolidated the network traffic of Vancouver Telecom Company (VTC), which we acquired in the first quarter of 2000. Vancouver Telephone Company provides domestic and international long distance services in Canada to over 50,000 residential customers. Vancouver Telephone Company markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities.

GLOBAL NETWORK

    We continue to build and maintain a state-of-the-art network. Although we originally relied primarily on circuit-switched technologies, we now depend more on Internet Protocol to provide connectivity to the emerging economies of the world, allowing us to integrate voice, data, Internet and video services on a seamless network, supported by a backbone of scalable, IP transaction-based technology.

    Our network currently consists of 13 domestic and international switches, 100 affiliated IP gateways, 20 Points of Presence (installations of scalable telecommunications equipment, commonly known as POPs) and ownership interests on 14 undersea fiber optic cable systems linking North America with Europe, the Pacific Rim, Asia and Latin America, as well as linking the East and West Coasts of the United States. Our network includes major switching centers in New York, Los Angeles, Miami, Paris, London, Dusseldorf and Guam. These centers also act as Startec Network Access Points (known as SNAPs). To facilitate the termination of calls overseas, we are a party to interconnection agreements with 50 incumbent local carriers in foreign countries, commonly known as PTTs, and other competitive carriers covering 44 countries, primarily in the emerging economies.

BUSINESS STRATEGY

    Our mission is to become a leading provider of voice, data and Internet services to businesses and ethnic residential communities located in major metropolitan areas in North America, Europe and the Asia Pacific Rim. Our strategy relies on the following initiatives:

    INCREASE SERVICE OFFERINGS TO ETHNIC COMMUNITIES. In 2000, we continued to offer integrated long distance and Internet access services to ethnic residential customers in 20 major metropolitan areas in the United States. We seek to increase our penetration of our existing and prospective markets and to increase our average revenue per customer by: (i) marketing our integrated long distance and Internet access services to our existing long distance customer base; (ii) migrating our dial-around customers to dial-1 services; and
(iii) offering additional value-added services such as universal messaging, online billing and customer service, through our communications portal.

    ACHIEVE "FIRST-TO-MARKET" IN SELECT ETHNIC RESIDENTIAL MARKETS. We believe that we have achieved significant competitive advantages by establishing a customer base and brand name in select ethnic residential communities ahead of our competitors. We intend to capitalize on our proven marketing strategy to further penetrate ethnic communities in North America, Europe and the Asia Pacific Rim ahead of our competitors. We select our target markets based on favorable demographics with respect to long distance telephone usage, level of personal computer (PC) penetration, level of Internet usage, availability of alternative Internet access devices, immigration patterns, population growth and income levels. Targeting select ethnic communities also enables us to aggregate traffic along certain routes, which reduces our network costs, and allows us to focus on rapidly expanding and deregulating telecommunications markets. Our target residential customer base is comprised of immigrants from the emerging markets in the Asia Pacific Rim, the Middle East and North Africa, Central Europe and Russia and Latin and South America.

    BUILD CUSTOMER LOYALTY THROUGH THE CREATION OF A GLOBAL BRAND. We market our residential and business services under the "Startec" brand. For our residential customers, we seek to build and maintain long-term customer loyalty through tailored, in-language marketing efforts focusing on each ethnic community's specific needs and cultural background. For our business customers we intend to build and maintain long-term loyalty by providing them with a full suite of customized voice, data, and Internet solutions that leverage our global IP network

    DATABASE MARKETING. We maintain a detailed database of information on our existing and prospective customers. We use this information to target customers, to analyze response rates to marketing campaigns, to monitor their usage and to track their level of satisfaction. Our database marketing approach enables us acquire, up sell, cross sell and retain customers in order to maximize lifetime value.

    ESTABLISH A STRONG INTERNET PRESENCE THROUGH OUR COMMUNICATIONS PORTAL. We have created an online destination for existing and potential customers to access features and services that are tailored to their communications needs. This communications portal will serve as a sales channel, designed to attract new residential customers to Startec. By creating a robust Internet presence, we hope to strengthen our brand recognition among various ethnic communities and to generate revenue through the use of our communication services (such as dial around, dial-1 long distance, etc.). We will achieve this objective through the use of agent programs, affinity programs with ethnic-centered organizations, and affiliate programs with other web sites.

    MARKET ENHANCED VOICE, DATA AND INTERNET SERVICES TO COMMERCIAL BUSINESS CUSTOMERS. In 2000, we targeted small and mid-sized enterprises and mid-size business customers with telecommunication expenditures ranging from $2,500 to $25,000 per month. For the small businesses, we have leveraged our ethnic media channels, community relationships and ethnic brand to market our long distance and dial-up Internet acces serivces. We utilized our in-language call centers to provide full-service customer support and technical assistance. For mid-sized business customers, we provide a full range of communications services, including long distance, dial-up Internet access, domestic and international private line services, IP-virtual private networks, web hosting, collocation, ATM and frame relay services. We plan to service these customers with a dedicated nationwide sales team to ensure that they receive a high level of customer service, quality and responsiveness.

    EXPAND INTERNATIONAL NETWORK FACILITIES. In 1999 and 2000, we expanded our international network facilities by deploying additional switches, POPs and IP technology. We operate a network consisting of domestic and international switches, POPs, IP gateways and ownership interests in undersea fiber-optic cables. Our network spans over 50 countries and includes major switching centers in New York, Los Angeles, Miami, Paris, London, Dusseldorf and Guam. The POPs aggregate traffic from a surrounding region and route it to one of our main switching centers. We have significantly improved the quality of our network by upgrading our monitoring and routing systems and by replacing and converting all of our supporting technology, including customer service, billing and office automation processes to Web-enabled technology. We replaced all of our PC-based systems for customer support with scalable new systems, using IBM Thin Clients and Oracle databases for billing and reporting.

    DEPLOY IP CAPABILITIES THROUGHOUT OUR NETWORK. To seize the new opportunities available through the convergence of voice and data traffic, we have continued our efforts to deploy a world-class IP network into the emerging economies. In 2000, we integrated 45 IP gateways into our existing IP network. The IP gateways facilitate the transmission of voice and data traffic on our network through packet switching. Installing IP technology throughout our international network facilities provides us with several advantages: (i) it reduces traffic termination costs; (ii) it increases bandwidth utilization on long-haul circuits; and (iii) it reduces our reliance on the network facilities of other carriers.

    PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. In order to take advantage of the rapidly changing telecommunications and Internet environments, we are carefully evaluating and pursuing strategic acquisitions, alliances and investments. In 2000, we completed several acquisitions and investments, which have accelerated our entry into global markets and have provided us with important licensing and network capabilities:

       - During the first quarter of 2000, we acquired Vancouver Telephone Company. Vancouver Telephone Company provides domestic and international long distance services in Canada to over 50,000 residential customers. Vancouver Telephone Company markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities.

       - During the first quarter of 2000, we acquired 19.9% of the issued and outstanding shares of DataLink Telecommunications Ltd. DataLink provides us with access to several additional IP gateway facilities in the emerging economies.

       - During the first quarter of 2000, we acquired several IP termination facilities from various vendors. We have integrated these facilities into our IP network and launched VoIP services as a new line of business in the first quarter of 2000.

       - During the first quarter of 2000, we acquired DLC Enterprises Inc., a New York-based telecommunications company, which offers dial-1, debit card and ISP services. DLC provides us with a strong management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers.

       - During the first quarter of 2000, we acquired Global Villager Inc., the owner of a leading bilingual Chinese/English Web community, DragonSurf.com. DragonSurf.com provides a vast range of content and services on its Web site for the Greater Chinese community.

KEY MANAGEMENT EXECUTIVES

    To execute our business strategy, we have a management team of highly-experienced professionals.

    Ram Mukunda--Founder, Chairman, President and Chief Executive Officer. Prior to founding Startec, Mr. Mukunda was an advisor in strategic planning at INTELSAT, an international consortium responsible for global satellite services. While at INTELSAT, he was responsible for issues relating to corporate, business, financial and strategic planning. Mr. Mukunda earned an M.S. in electrical engineering from the University of Maryland.

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

    Subhash Pai--Senior Vice President and Controller. Mr. Pai has been with Startec since January 1992. Prior to joining Startec, he held various positions with a multinational shipping company in India.

    John H. Wolaver--Chief Operating Officer, North American Operations.
Mr. Wolaver joined Startec in January 2000. Prior to joining Startec, he was chief operating officer of G.B. Data Systems, Inc. Mr. Wolaver has held officer level assignments for leading U.S. telecommunications companies, including AT&T, MCI, and Sprint, where he directed corporate sales and marketing programs.

    Anthony A. Das--Chief Operating Officer, VoIP and Managed Network Services. Mr. Das has worked at Startec since February 1997. Prior to joining Startec,
Mr. Das was a senior consultant at Armitage Associates. Prior to joining Armitage Associates, he served as a senior career executive in the Office of the Secretary, Department of Commerce from 1993 to 1995. From 1990 to 1993, Mr. Das was the Director of Public Communication at the State Department.

    Yolanda Stefanou Faerber--General Counsel, Senior Vice President and Corporate Secretary. Ms. Faerber has been with Startec since January 1999. Previously, she was associated with Piper Marbury Rudnick & Wolfe LLP (formerly, Piper & Marbury LLP) and with Shulman, Rogers, Gandal, Pordy & Ecker, PA, where Ms. Faerber was counsel to Startec during its initial public offering.

    Gustavo Pereira--Chief Technology Officer. Mr. Pereira has worked at Startec since August 1995. Previously, he served as the director of switching systems for Marconi, an affiliate of Blue Carol Enterprises and Portugal Telecom.

    Ramesh Seshadri--Chief Information Officer. Mr. Seshadri has worked at Startec since October 1998 and has over 20 years of experience in information technology, of which 19 were spent at IBM. While at IBM, he served as a project manager and architect working in development labs in the U.S. and Germany and as an advisory system engineer on the FAA Air Traffic Control System Development Project.

MARKET OPPORTUNITY

    Through our telecommunications and Internet strategies, we believe that we can capitalize on several emerging growth opportunities through the following service offerings:

    RETAIL IP TELEPHONY SERVICES AND ISP SERVICES. According to International Data Corporation (IDC), the global retail IP telephony market opportunity is expected to grow from $332 million in 2000 to $55.8 billion in 2005. With a compounded annual growth rate of 179%, this sector is forecasted to be among the fastest growing sectors in the retail communications industry. We intend to target ethnic residential and business customers in North America and Western Europe that transact with emerging economies. We expect to derive revenue from our suite of integrated communications services by using Internet access as a tool to convert high volume dial around customers to dial 1, thereby capturing additional long distance calls at a minimal incremental cost. In addition, we expect to experience lower churn and derive greater EBITDA contribution from these customers on a long-term basis.

    ISP SERVICES IN EMERGING ECONOMIES. According to The Industry Standard, there were 33 million Internet users outside of North America and Western Europe in 1998. This number was predicted to grow twelve-fold to 412 million by the year 2005. In the Middle East, one of our major markets, industry sources predict that there were approximately one million Internet users who spent an estimated $95 million online in 1999. Moreover, Internet usage in dominant Middle Eastern markets is expected to grow between 30% and 140% on a compounded annual growth basis. The number of Internet users in India is projected to reach
4.5 million with revenue from e-commerce generated from India predicted to grow to over half a billion dollars by 2002.

    IP-BASED ENHANCED SERVICES. Besides lowering transport and termination costs, our IP network will allow us to generate new revenue streams from next-generation enhanced services like universal messaging, global roaming, and e-commerce. According to IDC, global voice revenue generated utilizing IP technology is expected to reach $24.2 billion by 2002. Due to expected improvements in voice quality, reaching the toll-quality standards of circuit-switched transmissions. IDC estimates that the "voice-enabled Web" is expected to grow to $5.6 billion in 2004, representing a compounded annual growth rate of 462%.

    IP-VIRTUAL PRIVATE NETWORKS (IP-VPN). According to IDC, the IP-VPN market opportunity is expected to grow to $17.6 billion in 2004. This sector is forecast to be among the fastest growing sectors in the communications industry. We intend to target businesses that transact between the worlds developed and emerging economies. Unlike certain competing offerings which focus on data, our IP-VPN offering combines voice, video and data, thus leveraging our global VoIP network. We also plan to focus on serving selected industry verticals such as Information Technology, Call Centers and Financial Services.

    COMMUNICATIONS PLATFORM. We expect to generate new revenue streams and reduce costs from new Internet initiatives such as virtual calling cards, universal messaging and online subscription, billing and customer service. We also intend to leverage this platform as an acquisition channel for agent, affinity and affiliate marketing initiatives.

MARKETING STRATEGY

    Startec primarily serves three market segments--ethnic residential, business and carrier wholesale--and uses its global IP network to target products to these segments. Our marketing strategy is to provide overall value to our customers by combining competitive pricing and high levels of service, rather than to compete on the basis of price alone. We operate customer service centers in Maryland, Guam, Canada, the United Kingdom, Germany and France, which are staffed by trained, multilingual customer service representatives. We believe that our focused marketing programs, our early adoption of Internet channels and our dedication to online and offline customer service enhance our ability to attract and retain customers in a low-cost, efficient manner.

ETHNIC RESIDENTIAL

    Our marketing model to ethnic residential consumers consists of a highly-focused niche marketing approach. We identify and target ethnic communities concentrated in major metropolitan areas by conducting demographic and competitive analyses. We employ sophisticated database marketing techniques and a variety of media to reach our targeted ethnic residential customers, including print advertising in ethnic newspapers, advertising on ethnic radio and television stations, advertising on high-traffic ethnic Internet portals and community sites, direct mail, sponsorship of ethnic events and customer referrals. In 2001, we intend to develop our agent, affiliate and affinity programs further in an effort to increase our market share in select ethnic communities. In each of these efforts we intend to take full advantage of our online registration, online billing and online customer care capabilities.

BUSINESS

    Our marketing model to businesses focuses on targeting customers with Internet and international long distance usage of at least $500 per month. Customers are provided integrated Internet and long distance services with the option of upgrading to our IP-VPN offering as their business needs evolve. Larger businesses are provided with Startec's IP-VPN offering which enables them to benefit from an integrated solution for their voice, video and data communications needs. We employ a sales force of direct and indirect agents to identify and target businesses concentrated in major metropolitan areas.

CARRIER WHOLESALE

    To realize economies of scale in our network operations and to balance our residential traffic flow, we market our excess IP network capacity to international carriers. Since activating our international IP network in 1999, we have garnered 3.9% worldwide wholesale Voice over Internet Protocol (VoIP) market.

CUSTOMERS

    Currently, we market our communication services primarily to three customer groups: (i) residential ethnic communities with significant demand for telephony and Internet connectivity to the emerging economies; (ii) businesses with significant Internet and international long distance usage transacting with the world's emerging economies; and (iii) international long distance carriers.

    Our residential customers generally are members of ethnic groups that tend to be concentrated in major U.S. metropolitan areas. The number of such customers has grown significantly over the past three years, from 27,797 as of December 31, 1996 to 670,634 as of December 31, 2000. Net revenues from residential customers accounted for approximately 45%, 29% and 33% of our net revenues in the years ended December 31, 2000, 1999 and 1998, respectively.

    Our business customers generally have Internet and international long distance usage of at least $500 per month. Customers are provided integrated Internet and long distance services with the option of upgrading to our IP-VPN offering as their business needs evolve. They tend to be concentrated in major U.S. metropolitan areas where we can provide on-net access. The number of such customers has grown significantly to over 3,000 customers as of December 31, 2000.

    We offer wholesale VoIP services to other carriers, which allows us to balance our residential and business customer base and more efficiently use our network capacity. These carrier customers include first-and second-tier international long distance carriers, ISPs and ITSPs seeking competitive rates and high-quality transmission capacity. As of December 31, 2000, we had 87 carrier customers. Revenues from carrier customers accounted for 62%, 72% and 67% of our net revenues in the years ended December 31, 2000, 1999 and 1998, respectively. During the year ended December 31, 2000, our five largest carrier customers accounted for 18% of net revenues. In a number of cases, we provide services to carriers that are also our suppliers.

PRODUCTS AND SERVICES

    RESIDENTIAL CUSTOMERS

    We provide our ethnic residential customers with the following services:
(i) dial-around domestic and international long distance; (ii) dial-1 domestic and international long distance; (iii) a suite of integrated communications services including dial-1 long distance, Internet access; (iv) stand-alone Internet access services; and (v) communications portals.

    -   INTERNATIONAL AND DOMESTIC LONG DISTANCE

       We provide our residential customers with dial-around and dial-1 long distance service for the U.S. and to all international destinations. Dial-around residential customers access our network by dialing our Carrier Identification Code ("10-10-719") before dialing the number they are calling, enabling them to use our services at any time without changing their existing long distance carrier.

       Dial-1 residential customers pre-select us as their primary long distance carrier by calling one of our customer service centers. After we obtain a third-party verification of the customer's desire to switch to our long distance service, we notify the local exchange carrier (LEC) that services the customer. The LEC then assigns the customer's home number to our service. We then become the primary carrier for all of their domestic and international long distance calls.

       We invest substantial resources in identifying and evaluating potential markets for our services. In particular, we seek to identify ethnic groups with demographic profiles that suggest significant potential for high-volume international telecommunications usage. Once a market has been identified, we evaluate the opportunity presented by that market based upon factors that include the credit characteristics of the target group, switching requirements, network access and vendor diversity. Assuming that the target market meets our criteria, we implement marketing programs targeted specifically at that ethnic group, with the goal of generating region-specific international long distance traffic. We market our residential services through a variety of media, including focused print advertising in ethnic newspapers, advertising on ethnic radio and television stations, direct mail, sponsorship of ethnic events and customer referrals. We also sponsor and attend community and cultural events.

       Once the customer begins to use the services, we routinely monitor usage and periodically communicate with the customer to gauge service satisfaction. We also use proprietary software to assist us in tracking customer satisfaction and a variety of customer behaviors, including, retention and frequency of usage. Our customer service center, which services our residential customer base, is staffed by trained, in-language customer service representatives.

       Although we are sensitive to the role that the price of long distance service plays in consumer decision-making, we generally do not attempt to be the low-price leader. Instead, we focus on: (i) providing overall value to our customers; (ii) combining competitive pricing with high levels of service; (iii) providing customer representatives fluent in the customers' native languages; (iv) utilizing focused marketing campaigns directed at our customers' ethnic groups; and (v) being involved in our customers' communities through sponsorship of local events and other activities. We believe that this strategy increases usage of our services and enhances customer loyalty and retention.

    -   INTEGRATED COMMUNICATIONS SERVICES

       In addition to offering long distance services, we evaluate potential new service offerings in order to increase traffic and enhance customer loyalty and retention. In 2000, we introduced a service offering free, unlimited Internet access service for our dial-1 residential customers. This service allows our customers to conveniently pay for both their long distance and Internet access with one bill and to communicate with friends and relatives through the Internet.

    -   STAND-ALONE INTERNET ACCESS

       We also offer Internet access to residential customers in selected metropolitan area throughout North America through our agreements with Level-3 Communications and Navipath.

    -   COMMUNICATIONS PORTAL

       Startec has created an online destination for existing and potential customers to access features and services that are tailored to their communications needs. This communications portal serves as a sales channel, designed to attract new residential customers. By creating a robust Internet presence, we hope to strengthen our brand recognition among various ethnic communities and to generate revenue through the use of our communication services (such as dial-around, dial-1 long distance, etc.). We believe we can achieve this objective through the use of agent programs, affinity programs with ethnic-centered organizations, and affiliate programs with other web sites.

       The communications portal supports our agent programs, which are designed to promote customer referrals. Agents will be compensated for all the accounts that they successfully acquire. The agent program will be powered by the online account management application that is currently in place for our residential customer base, which allows agents to track and monitor the usage of the customer base that they have acquired.

       Organizations whose members fit the demographic profile that we target in terms of ethnicity and international calling patterns will be able to negotiate affinity agreements with us that will allow them to use the portals capabilities to communicate with their members. The services may include web site design and hosting, interactive communication applications (such as chat and message board functionalities), and e-mail. The organization will be responsible for creating the content for their sites and the portal will present that content, along with advertising and marketing messages aimed at converting the site viewers to sign up for residential dial-1 long distance service.

       The portal also features an affiliate program, which is similar to the agent program, that allows web site owners to earn revenue based upon the customers that they refer online to us. This program requires that the site owner place a banner advertisement or other link to our online account sign-up application on their web property. The site owner then will be compensated for every individual that they deliver who signs up for (and begins using) our services.

    BUSINESS CUSTOMERS

    We provide business customers with voice, data and Internet services. We target two types of business customers: (i) ethnic small and medium-sized enterprises, and (ii) mid-sized business customers with telecommunications expenditures ranging from $2,500 to $25,000 per month. For the small businesses, we have leveraged our ethnic media channels, community relationships and ethnic brand to market our long distance, dial-up Internet access and digital subscriber line (DSL) services. We utilized our in-language call centers to provide full-service customer support and technical assistance. For mid-sized business customers, we provide a full range of communications services, including long distance, dial-up Internet access, domestic and international private line services, IP-virtual private networks, web hosting, collocation, ATM and frame relay services. These customers are serviced by a dedicated nationwide sales team to ensure that they receive a high level of customer service, quality and responsiveness.

    CARRIER CUSTOMERS

    To maximize the efficiency of our IP network capacity, we sell our VoIP services to other telecommunications carriers. We have been actively marketing our VoIP services to carrier customers since late 1999. We believe that we have established a high degree of credibility and valuable relationships with the leading carriers. We have a dedicated marketing team serving the carrier market. In addition, we participate in international carrier membership organizations, trade shows, seminars and other events that provide our carrier marketing staff with additional opportunities to establish and maintain relationships with other carriers that are potential customers. We primarily focus our marketing efforts on first-and second-tier international long distance carriers, ISPs and ITSPs. We generally avoid providing services to lower-tiered carriers because of potential difficulties in collecting accounts receivable. Because carrier customers generally are extremely price sensitive, we closely track the prices of competitors serving the carrier market and monitor our own network costs to ensure optimal pricing for our carrier customers.

    FUTURE SERVICE OFFERINGS

    We intend to capitalize onour existing customer base and strong brand to increase the amount of residential and corporate customer voice, data and Internet traffic on our network by extending our range of communications services.

    IP VIRTUAL PRIVATE NETWORKS

    We intend to extend our IP-VPN offering to France and all other on-net areas covered by our global IP network. We also intend to target selected industry verticals such as the software development, financial services and call center sectors with customized solutions.

    VALUE ADDED SERVICES

    We intend to extend the penetration of our domestic and international toll-free, universal messaging, prepaid and postpaid calling cards to our business and residential customers within selected countries served by our global IP network.

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

    SUPPORTING TECHNOLOGY. In 2000, we replaced and converted all of our supporting technology, including customer service, billing and office automation processes, to IP transaction-based technology. Upgrading our technology has enabled us to have scalable systems that seamlessly connect to the Internet. We replaced all of our PC-based systems with new systems, using IBM Thin Client Servers for our customer service centers and Oracle databases for our billing and reporting systems. By making these changes in our internal support systems, we created a scalable network and were then able to economically begin offering additional services to our retail customer base in the fall of 1999, such as integrated long distance and Internet access services.

    We are presently evaluating soft-switch solutions that, once implemented, will allow us to deploy a ubiquitous IP global network. We have been evaluating different solutions to offer a variety of products to the business community. Those solutions involving edge and core devices will allow us to offer value-added services to the business user with a price advantage.

    SWITCHING AND TRANSMISSION FACILITIES. We continue to build and maintain a state-of-the-art network using a combination of IP and circuit-switched technologies to provide connectivity to the emerging economies of the world, allowing us to integrate voice, data, Internet and video services on a seamless network.

    Our network currently consists of 13 domestic and international switches located in New York (2), Los Angeles, Miami, London, France (5), Dusseldorf, Vancouver and Guam. Our network also includes approximately 20 Points of Presence (POPs) in the U.S., Canada, Europe and Asia. POPs aggregate traffic originating from the region around the city in which it is located and route the traffic to our international gateway switches. Each POP contains telecommunications equipment that is scalable to accommodate the traffic volume demands of each region.

    To seize the new opportunities available through the convergence of voice and data traffic, we exploit our IP network, primarily accessing emerging economies. In 1999, we deployed approximately 50 IP gateways with access to 20 countries. We acquired and integrated a second IP network in early 2000 with ten additional IP gateways into our existing IP network. The IP gateways facilitate the transmission of voice and data traffic on our network through packet switching. We plan to continue to enhance our network with IP capabilities in 2001. Installing IP technology throughout our international network facilities provides us with several advantages: (i) it reduces traffic termination costs;
(ii) it increases bandwidth utilization on long-haul circuits; (iii) it enables us to offer enhanced services, such as Internet access for select ethnic residential customers in North America, Europe and the Asia Pacific Rim, data and high-speed Internet services for corporate customers and video services and other broadband applications; and (iv) it reduces our reliance on the network facilities of other carriers.

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

    In 2000, we completed construction of a data center located in Bethesda, Maryland. This data center, along the three completed during 1999 (New York, Los Angeles and Miami) will allow us to offer Web hosting services, collocation facilities and high-speed Internet connectivity for domestic and international telecommunications carriers and corporate customers in 2001. We plan to open one new data center in India in 2001.

    We currently have ownership interests through Indefeasible Rights of Usage
(IRUs) on 14 cable systems, including the Canus-1, Cantat-3, Columbus II, EurAfrica, Gemini and TAT 12-13, Atlantic Crossing and FLAG cables, and we are a signatory owner on the Columbus III, TAT 14, TCP-5, Guam-Philippines, China-US and Se-Me-We 3 cables. We access additional cables and satellite facilities through arrangements with other carriers. In 2000, we invested in domestic land-based fiber-optic cable facilities linking the European countries. Having an ownership interest rather than a lease interest in cable systems enables us to increase capacity without a significant increase in cost, by utilizing digital compression equipment, which we cannot do under leasing or similar access arrangements. Digital compression equipment enhances the traffic capacity of the undersea cable, which permits us to maximize cable utilization while reducing our need to acquire additional capacity.

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

    We intend to continue incorporating additional IP capabilities in our network architecture. We are currently using several VoIP vendors in our network and taking advantage of their interoperability. We anticipate realizing lower overall switching and transmission costs and an increase in the types of data and Internet services we can offer to both residential and business customers.

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

    Our strategy is based on our ability to enter into and maintain:
(i) operating agreements with PTTs in countries whose telecommunication markets have yet to become liberalized; (ii) operating agreements with PTTs and emerging carriers in foreign countries whose telecommunications markets have liberalized;
(iii) resale agreements and transit and refile arrangements to terminate our traffic in countries with which we do not have operating agreements so as to provide us with multiple options for routing traffic; and (iv) interconnection agreements with PTTs in each of the countries where we plan to have operating facilities. As of December 31, 2000, we had approximately 88 operating agreements, of which 47 were fully activated. These operating agreements enable us to terminate traffic at lower rates than by resale in markets where we cannot establish an on-net connection due to the current regulatory environment. We believe that we would not be able to serve our customers at competitive prices without such operating or interconnection agreements. In addition, these operating agreements provide a source of profitable return traffic for us. Termination of such operating agreements by certain foreign carriers or PTTs could have a material adverse effect on our business.

    NETWORK OPERATIONS AND TECHNICAL SUPPORT. During 2000, we introduced automatic test equipment in our network to provide us with proactive measurements on quality of service. The introduction of this equipment created for us significant efficiencies on our overall quality and response time. We use proprietary routing software to maximize routing efficiency. Network operations personnel continually monitor pricing changes by our carrier-suppliers and adjust call routing to make cost efficient use of available capacity. In addition, we provide 24-hour network monitoring, trouble reporting and response procedures, service implementation coordination and problem resolution, and have developed and implemented proprietary software that enables us to monitor, on a minute-by-minute basis, all key aspects of our services. Recent software upgrades and additional network monitoring equipment have been installed to enhance our ability to handle increased traffic and monitor network operations. While we perform the majority of the maintenance of our network, we also have service and support agreements with our vendors of IP and Time Division Multiplexing (commonly called TDM, this is the technology employed in our switches) technology covering our major hubs in New York, Los Angeles, Miami, London, Paris and Dusseldorf. We depend upon third parties with respect to the maintenance of leased facilities and fiber-optic cable lines in which we have an IRU or other use arrangements.

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

MANAGEMENT INFORMATION AND BILLING SYSTEMS

    Our Operation Support Systems (OSS) consists of internally developed Customer Relationship Management (CRM) and Billing Systems and a combination of off the shelf and vendor-developed and customized Network Management System
(NMS). The web enabled Customer Care and Billing Systems are developed in Java and Oracle. They are deployed on the Startec intranet for Customer Support Center to service Startec customers and on the web for Startec Customer self-service. For managing circuit switched network elements on the Startec network we have deployed a system developed and customized by Israel's Team Telecom Inc. HP OpenView along with network element managers such as CiscoWorks are used to manage the data network.

    The CRM system provides customer subscription to retail, SME and wholesale products. Retail customers can either call into the customer support center or subscribe themselves on the web. The application is written in Java using servlets and Java Server Pages (JSPs). The customer and related data is stored in an Oracle relational data base. The application uses Java Data Base Connection (JDBC) driver to access the data in Oracle.

    The CRM system supports flow-through provisioning. When a customer subscribes to a product it automatically provisions the customer on to the appropriate switches and systems. The CRM supports individual and bundled products, rate management, customer usage information management, Internet and paper invoicing, collection and aging management, discount plans and provides a variety of reports for customer service supervisors.

    The rating engine supports rating retail, wholesale and SME Call Data Records (CDRs). Among its capabilities include support for flat rates, time of day and day of the week rates, tiered rates, inter/ intra Lata/State rates, international country and city specific rates, call connection fee. We collect CDRs every hour and rate them once a day. In addition to rating the CDRs for revenue, the rating engine also determines cost and margin on a call by call basis. Sophisticated management decision reports are generated daily from the revenue, cost and margin output of the rating engine.

    Our residential customers have the option of being billed through the Local Exchange Carrier (LEC) or being direct billed via the Internet or on paper. SME and wholesale customers are sent paper bills. Residential and SME customers have the ability to view their invoices and usage on the Internet. LEC billing is done utilizing a third party billing company that has arrangements with the LECs.

    NMS enables our Network Operations Center (NOC) to manage, route and terminate traffic efficiently through our network onto its destinations. Capacity and termination statistical reports generated regularly by the NMS are used for traffic routing and network planning. NMS also provides sophisticated audio and visual alerts and error correlation to isolate faults as they happen in real-time. We maximize our margins by applying the results of our sophisticated proprietary Least Cost Routing (LCR) software to route traffic in and out of our network.

COMPETITION

    As a provider of IP-based voice and data services, we compete with companies in the domestic and international telecommunications industries. Our success depends upon our ability to compete with a variety of service providers within each area in the United States and in each of our international markets. These service providers include large, facilities-based multinational carriers in North America and Europe, such as AT&T, WorldCom, British Telecom, France Telecom and Deutsche Telecom. We must also compete with smaller facilities-based wholesale long distance service providers in the United States and overseas that have emerged as a result of deregulation, switch-based resellers of international long distance and the respective PTT in each country in which we operate or plan to operate in the future. As local exchange carriers are gradually permitted to enter the long distance market under the Telecommunications Act of 1996, we expect to experience additional competition from carriers such as Bell Atlantic and SBC Communications. International telecommunications providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services. Residential customers frequently change long distance carriers in response to competitors' offerings of lower rates or promotional incentives. Our carrier customers generally use the services of a number of international long distance companies, and are especially price sensitive. In addition, many of our competitors enjoy economies of scale that can result in a lower cost structure for termination and network costs, which could cause significant pricing pressures within the international communications industry. Several long distance carriers in the United States have introduced pricing strategies that provide for fixed, low rates for both international and domestic calls originating in the United States. Such a strategy, if widely adopted, could have an adverse effect on our business, financial condition and results of operations if increases in telecommunications usage do not result or are insufficient to offset the effects of such price decreases. In recent years, competition has intensified causing prices for international long distance services to decrease substantially. Prices are expected to continue todecrease in most of the markets in which we currently compete. We believe, however, that these reductions in prices have been and will continue to be more than offset by reductions in our cost of providing such services.

THE INTERNATIONAL TELECOMMUNICATIONS INDUSTRY

    The international telecommunications industry involves the origination of voice and data transmissions in one country and the termination of such transmissions in another country. The significant growth in the usage of international telecommunications services has resulted in the industry undergoing a period of fundamental change. The international market can be divided into two major segments:

    The U.S.-originated market, which consists of all international calls that either originate or are billed in the United States, and the overseas market, which consists of all calls billed outside the United States.

    We believe that the international telecommunications market will continue to grow for the foreseeable future because of the following developments and trends:

    GLOBAL ECONOMIC DEVELOPMENT AND INCREASING DEMAND FOR TELECOMMUNICATIONS SERVICES. The continuing increase in the number of telephone lines, as well as global economic development, various government initiatives and technological advancements, are expected to lead to increased demand for international telecommunications services.

    LIBERALIZATION OF TELECOMMUNICATIONS MARKETS AND REGULATION. The continuing liberalization and privatization of telecommunications markets and the movement toward deregulation has provided, and continues to provide, opportunities for new carriers who desire to penetrate those markets.

    REDUCED RATES CREATING HIGHER TRAFFIC VOLUMES. The reduction of outbound international long distance rates, resulting from increased competition and technological advancements continues to make, international calling available to a much larger customer base, thereby creating an increase in traffic volumes.

    INCREASED CAPACITY. The increased availability of higher-quality digital undersea fiber-optic cable has enabled international long distance carriers to improve service quality while reducing costs.

    POPULARITY AND ACCEPTANCE OF TECHNOLOGY. The widespread use of communications devices, including cellular telephones, and facsimile machines, as well as the increased use of the Internet has led to a general increase in the use of communications services and stimulated demand for faster transmission of data.

    Liberalization of communications markets and deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of products and services at lower prices. This same process has occurred and is occurring elsewhere around the world, including in most EU nations, several Latin American nations and certain Asian nations. In recent years, prices for international long distance services have decreased substantially and are expected to continue to decrease in many of the markets in which we currently compete. Several long distance carriers in the United States have introduced pricing strategies that provide for fixed, low rates for both domestic and international calls originating in the United States. We believe that revenue losses resulting from competition-induced price decreases can be offset by cost reductions. We believe that as settlement rates and costs for leased capacity continue to decline, international long distance will continue to provide high revenues and gross margin per minute.

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

    International long distance carriers are often categorized according to ownership and use of transmission facilities and switches. No carrier uses only facilities that it owns for transmission of all of its long distance traffic. Carriers vary from being primarily facilities-based, meaning that they own and operate their own land-based and/or undersea cable, satellite-based facilities and switches, to those that are purely resellers of other carrier's transmission capacity. The largest U.S.-based carriers, such as AT&T, Sprint and MCI/WorldCom, are primarily facilities-based and may transmit some of their overflow traffic through other long distance providers, such as Startec. Only very large carriers have the transmission facilities and operating agreements necessary to cover the over 200 countries to which major long distance providers generally offer service. A significantly larger group of long distance providers own and operate their own switches but use a combination of resale agreements with other long distance providers and leased and owned facilities to transmit and terminate traffic, or rely solely on resale agreements with other long distance providers.

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

    Under a typical operating agreement, each carrier owns or leases its portion of the transmission facilities between two countries. A carrier gains ownership rights in digital undersea fiber-optic cables by: (i) purchasing direct ownership in a particular cable (usually prior to the time the cable is placed into service); (ii) acquiring an IRU in a previously installed cable; or
(iii) by leasing or otherwise obtaining capacity from another long distance provider that has either direct ownership or IRUs in a cable. In situations in which a long distance provider has sufficiently high traffic volume, routing calls across cable that is directly owned by a carrier or in which a carrier has an IRU is generally more cost-effective than the use of short-term variable capacity arrangements with other long distance providers or leased cable. Direct ownership and IRUs, however, require a carrier to make an initial capital commitment based on anticipated usage.

    In addition to using traditional operating agreements, an international long distance provider may use transit arrangements, resale arrangements and alternative transit/termination arrangements.

    TRANSIT ARRANGEMENTS. Transit arrangements involve a long distance provider in an intermediate country carrying the long distance traffic originating in a second country to its destination in a third country. These arrangements require an agreement among the carriers in each of the countries involved in the transmission and termination of the traffic, and are generally used for overflow traffic or in cases in which a direct circuit is unavailable or not volume justified.

    RESALE ARRANGEMENTS. Resale arrangements typically involve the wholesale purchase and sale of transmission and termination services between two long distance providers on a variable, per-minute basis. The sale of capacity was first permitted as a result of the deregulation of the U.S. telecommunications market, and has fostered the emergence of alternative international long distance providers that rely, at least in part, on transmission capacity acquired on a wholesale basis from other long distance providers. A single international call may pass through the facilities of multiple resellers before it reaches the foreign facilities-based carrier that ultimately terminates the call. Resale arrangements set per-minute prices for different routes, which may be guaranteed for a set period of time or may be subject to fluctuation following notice. The international long distance resale market is continually changing as new long distance resellers emerge and existing providers respond to changing costs and competitive pressures.

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

    DEVELOPMENTS IN THE INTERNET INDUSTRY. The Internet is an interconnected global computer network of tens of thousands of packet-switched networks using IP. Technology trends over the past decade have removed the distinction between voice and data segments. Traditionally, voice conversations have been routed on analog lines. Today, voice conversations are routinely converted into digital signals and sent together with other data over high-speed lines. In order to satisfy the high demand for low-cost communication, software and hardware developers began to develop technologies capable of allowing the Internet to be utilized for voice communications. Several companies now offer services that provide real-time voice conversations over the Internet (Internet Telephony). Current Internet Telephony does not provide comparable sound quality to traditional long distance service. The sound quality of Internet Telephony, however, has improved over the past few years and is expected to reach toll-quality standards in the near future.

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

GOVERNMENT REGULATION

    OVERVIEW

    Our business is subject to varying degrees of regulation by United States regulatory authorities at the federal and state level, as well as by foreign regulatory authorities. In recent years, the regulation of the telecommunications industry has been in a state of flux as a result of the passage of new laws seeking to foster greater competition in telecommunications markets. In particular, Congress made comprehensive amendments to the Communications Act of 1934, in the Telecommunications Act of 1996. The purpose of the 1996 Act is to promote competition in all areas of telecommunications by reducing unnecessary regulation at both the federal and state levels to the greatest extent possible. State legislatures also have passed new laws increasing competition. The FCC and state public service commissions (PSCs) have adopted many rules to implement new legislation and encourage competition. These changes have created new opportunities for us and our competitors.

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

    BILATERAL AGREEMENTS

    On February 15, 1997, the United States and 68 other countries signed the WTO Agreement and agreed to open their telecommunications markets to competition and foreign ownership starting January 1, 1998. The signatories represent approximately 90% of worldwide telecommunications traffic. We believe that the WTO Agreement will provide us with significant opportunities to compete in markets we could not previously access and provide facilities-based services.

U.S. FEDERAL REGULATION

    The FCC's rules implementing the WTO Agreement, which took effect on February 9, 1998, generally ease restrictions on entry by foreign telecommunications carriers from WTO member countries into the U.S. and streamline FCC regulation of such carriers. The FCC's new policies implementing the WTO Agreement also address the applicability to companies from WTO member and non-member countries of equivalency and other reciprocity principles regarding international facilities-based and resale services, foreign ownership limitations and foreign carrier entry into the U.S. market. At the same time, telecommunications markets in many foreign countries are expected to be significantly liberalized, creating additional competitive market opportunities for U.S. telecommunications businesses such as us. Although many countries have agreed to make certain changes to increase competition in their respective markets, there can be no assurance that countries will enact or implement the legislation required to effect the changes to which they have committed in a timely manner or at all. Failure by a country to meet commitments made under the WTO Agreement may give rise to a cause of action for the injured foreign countries to file a complaint with the WTO.

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

    On August 27, 1997, we were granted global facilities-based Section 214 authority under new FCC streamlined processing rules adopted in 1996 for international carriers. We are classified by the FCC as a non-dominant carrier on international and domestic routes. A facilities-based global Section 214 authorization enables us to provide international basic switched, private line, data, television and business services using authorized facilities to virtually all countries in the world. In March 1999, the FCC once again streamlined its rules for licensing and regulating international carriers. Among other things, under the most recent rules a carrier with global Section 214 authorization for facilities-based services will be allowed to utilize any foreign submarine cable system in its provision of facilities-based international services without additional authorization.

    The FCC has adopted a rebuttable presumption in favor of the provision of switched services over interconnected private lines (international simple resale or ISR) to WTO member countries. The FCC will authorize the provision of ISR between the U.S. and a WTO member country if either the settlement rates for at least 50 percent of the settled U.S.-billed traffic between the U.S. and that country are at or below the FCC's benchmark settlement rate for that country, or the country satisfies the FCC's test for equivalent ISR policies. The FCC will authorize ISR between the U.S. and a non-WTO member country only if both the settlement rates for at least 50 percent of the settled U.S.-billed traffic between the U.S. and that country are at or below the FCC's benchmark settlement rate for that country, and the country satisfies the FCC's equivalency test. Pursuant to FCC rules and policies, our authorization to provide service via ISR will be expanded automatically to include countries subsequently approved by the FCC for ISR.

    We must also conduct our international business in compliance with the FCC's international settlements policy ("ISP"). The ISP requires: (1) the equal division of the accounting rate between the U.S. and foreign carrier;
(2) nondiscriminatory treatment of U.S. carriers (all U.S. carriers must receive the same accounting rate, with the same effective date); and (3) proportionate return of inbound traffic. The FCC has removed the ISP for: (1) settlement arrangements between U.S. carriers and foreign telecommunications carriers that lack market power; and (2) all settlement arrangements on routes where U.S. carriers are able to terminate at least 50 percent of their U.S. billed traffic in the foreign market at rates that are at least 25 percent below the applicable benchmark settlement rate. Thus far, only eleven international routes have been deemed to satisfy the criteria from relief from the ISP and associated filing requirements. The exempt routes include: Canada, Denmark, France, Germany, Hong Kong, Ireland, Italy, The Netherlands, Norway, Sweden, and United Kingdom.

    Consistent with its pro-competition policies, the FCC has prohibited U.S.-based carriers from agreeing to accept special concessions from any foreign carrier or administration with market power. A special concession is any arrangement that affects traffic flow to or from the U.S. that is offered exclusively by a foreign carrier or administration to a particular U.S. carrier that is not offered to similarly situated U.S. carriers authorized to serve a particular route. The foregoing rule does not apply to the rates, terms and conditions in an agreement between a U.S. carrier and a foreign carrier that govern the settlement of international traffic, including the method for allocating return traffic, if the international route is exempt from the ISP. We intend, where possible, to take advantage of lowered accounting rates and more flexible settlement arrangements.

    As of December 31, 1999, we had operating agreements and interconnection arrangements with carriers in approximately 50 countries, primarily in emerging economies. FCC regulations require that U.S. international telecommunications carriers file copies of their contracts with dominant foreign carriers, including operating agreements, with the FCC within 30 days of execution. We have filed, or will file, operating agreements with the FCC as required. The FCC's rules also require us to file periodically a variety of reports regarding its international traffic flows and use of international facilities. We have on file, and maintain with the FCC, annual circuit status reports and traffic data reports. The FCC recently eliminated the requirement that non-dominant carriers file tariffs for most international interexchange services. There are four types of international service that international carriers must still tariff:
(1) international dial-around services; (2) inbound international collect calls;
(3) "on-demand" mobile satellite services; and (4) services to new customers that choose their long distance provider through their local service provider (for the first 45 days of service or until there is a contract between the customer and the long distance provider, whichever occurs first).

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

    In addition, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. State PSCs may also retain jurisdiction to regulate the provision of intrastate Internet telephone services. If Congress, the FCC, or a state utility commission begins to regulate Internet telephony, there can be no assurances that any such regulation will not materially adversely affect our business, financial condition or results of operations. Similarly, certain foreign governments have begun to consider more closely the regulatory status of Internet services, especially Internet telephony. We cannot predict the likelihood that U.S. federal or state authorities or foreign governments will impose additional regulation on our Internet-related services, nor can we predict the impact that future regulation will have on our operations.

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

    INTERSTATE INTEREXCHANGE SERVICES

    Our provision of domestic long distance service in the United States is subject to regulation by the FCC and certain state PSCs, who regulate to varying degrees interstate and intrastate rates, respectively, ownership of transmission facilities, and the terms and conditions under which our domestic services are provided. We must comply with the requirements of common carriage under the Communications Act. Pursuant to the Communications Act, we are subject to the general requirement that our charges and regulations for communications services must be "just and reasonable" and that we may not make any "unjust or unreasonable discrimination" in our charges or regulations. Carriers like us also are subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, require the filing of periodic reports, and restrict interlocking directors and management. We have also filed domestic long distance tariffs with the FCC. Effective July 31, 2001, carriers are required to detariff their domestic interexchange services. However, carriers may file tariffs for dial-around 1+ services or "casual calling" services and for services provided to new customers until a written contract is executed, but for no longer than 45 days. The casual calling services that may continue to be tariffed are those services for which the customer and carrier do not have an underlying contractual relationship because of the unique technological concerns with dial-around services that are not conducive to the establishment of a written contract.

    The 1996 Act directs the FCC, in cooperation with state regulators, to establish a Universal Service Fund ("USF") that will provide subsidies to carriers that provide service to under-served individuals and in high cost areas. A portion of carriers' contributions to the USF also will be used to provide telecommunications related facilities for schools, libraries and certain rural health care providers. Implementation of the subsidy will increase burdens on interexchange carriers that must contribute to the USF. The FCC, however, allows interexchange carriers to pass these charges through to their customers. Additionally, any entity otherwise required to contribute to the federal universal service fund whose interstate end-user telecommunications revenues comprise less than 8% of its combined interstate and international end-user telecommunications revenues shall contribute to the fund based only on such entity's interstate end-user telecommunications revenues. Based upon our domestic interexchange revenues, we have applied to the FCC for a waiver of USF contribution requirements. We cannot predict the likelihood that its request will be granted.

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

    Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them. To date, the FCC has approved four RBOC Section 271 applications to provide long distance telephone service. Other Section 271 applications are pending.

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

    The Internet is also the subject of an increasing number of laws and regulations. These laws and regulations may relate to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and the quality of products and services. In particular:

    - Children's Online Privacy Protection Act of 1998. The Act makes it unlawful for an operator of a web site or online service directed to children under 13 to collect, use or distribute personal information from a child under 13 without prior verifiable parental consent.

    - Protection of Children from Sexual Predators Act of 1998. This Act mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent.

    - Digital Millennium Copyright Act of 1998. This Act establishes limited liability for online copyright infringement by online service providers for listing or linking to third-party web sites that include copyright-infringing materials.

    Because judicial interpretation of these laws is nascent, their applicability and reach are not yet clearly defined. Nonetheless, these laws have imposed significant additional costs on our business, prompting us to change our operating methods and business model. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership, copyright, defamation, obscenity and personal privacy is uncertain and developing. The Company may be subject to claims that our services violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could damage our business.

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

    Generally we are required to obtain certification from the relevant state PSC prior to the initiation of intrastate service and to file tariffs with such states. Through our subsidiary, Startec Global Licensing Company, we are currently authorized (or certification is not required) to provide service in 40 states and the District of Columbia. Additional applications for approval are pending in three states. In some states where we are already certified, we are seeking or may seek modification of our certification to provide facilities-based, in addition to resale, services. Although we intend and expect to obtain operating authority in each jurisdiction in which operating authority is required, there can be no assurance that one or more of these jurisdictions will not deny our request for operating authority. Any failure to maintain proper state certification or tariffs, or any difficulties or delays in obtaining required certifications could have a material adverse effect on our business, financial condition and results of operations.

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

EMPLOYEES

    As of December 31, 2000, we had 687 full-time employees and 24 part-time employees. Our employees are not represented by a collective bargaining agreement. We believe that we have good relations with our employees. In connection with our restructuring plans, we reduced our global workforce by approximately 400 positions during 2000 and the first quarter of 2001, which represents about 45% of our total workforce.

ITEM 2. PROPERTIES

    The following table sets forth certain information as of December 31, 2000, relating to facilities used by the Company. All of the properties are leased.

                                  SQUARE                                         SQUARE    DATE PLACED
LEASED OFFICE SPACE              FOOTAGE                CALL CENTERS            FOOTAGE    IN SERVICE
-------------------              --------      -------------------------------  --------   -----------
Bethesda, MD...................   46,454       Guam, United States............    1,760        1996
Bethesda, MD(1)................   43,700       Seven Locks, MD................   70,370        1999
Paris France...................    9,394       Paris, France..................    1,265        1998
Los Angeles, CA(2).............    7,260       Vancouver, British Columbia....    9,600        2000
Guam, United States............    8,000       Vancouver, British Columbia....    6,500        2000
Hong Kong......................    1,187       Toronto, Ontario...............    3,200        2000
London, UK.....................    1,126
Frankfurt, Germany.............   11,066
Miami, FL(2)...................   12,000
New York, NY(2)................    2,110
New York, NY(2)................   14,274
Saipan, Mariana Islands........    1,000

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

    In a press release dated March 12, 2001, we jointly announced with Capsule Communications, Inc. that the parties had resolved all issues resulting from the termination of the Agreement and Plan of Reorganization dated as of November 2, 2000 and that all parties had released one another from any liability in connection therewith. To reflect the differences in incurred expenses in the course of the merger efforts, we agreed to make a series of payments to Capsule over the first half of 2001 totalling $400,000 in the aggregate. We made the first scheduled payment of $100,000 in March 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Shares of our common stock, par value $0.01 per share, were initially offered to the public on October 9, 1997 at a price of $12.00 per share. Our common stock is currently listed on the Nasdaq National Market under the ticker symbol "STGC." On April 5, 2001, we received written notification from the Nasdaq Listing Qualifications Department, stating that our common stock no longer met certain requirements for continued listing on the Nasdaq National Market. As permitted under Nasdaq's rules, we appealed the delisting determination. Our request for an appeal will suspend the delisting process pending a decision by the Nasdaq Listing Qualifications Panel. We do not believe we will be eligible to list our securities on the Nasdaq Small Cap Market should the securities be delisted from the Nasdaq National Market. There can be no assurance that our common stock will continue to be listed on Nasdaq. We have not declared any cash dividends on the common stock. We intend to retain future earnings, if any, for use in our business and do not anticipate paying regular cash dividends on the common stock. The following table sets forth, on a pershare basis, the high and low sale prices for our common stock as reported by the Nasdaq National Market, for the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                                           HIGH          LOW
                                                         --------      --------
1999
  1st Quarter..........................................  $10.188       $ 7.625
  2nd Quarter..........................................   12.625         5.875
  3rd Quarter..........................................   15.25         12.25
  4th Quarter..........................................   22.00         12.438
2000
  1st Quarter..........................................   34.125        19.625
  2nd Quarter..........................................   23.3125        8.25
  3rd Quarter..........................................   13.25          5.75
  4th Quarter..........................................    6.5           2.5
2001
  1st Quarter..........................................    6.0           0.4062
  2nd Quarter (through 4/03/2001)......................    0.8125        0.5625

As of April 12, 2001, there were approximately 179 stockholders of record of our common stock.

    In May 2000, we issued and sold 1,377,800 shares of our common stock for an aggregate offering price of $16.5 million in a private transaction to accredited investors exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

    In June 2000, in connection with an unsecured credit facility extended to us by Allied Capital Corporation, we issued a stock purchase warrant to Allied pursuant to which, at any time and from time to time until June 30, 2005, Allied is entitled at its sole option to purchase an aggregate of 125,000 shares of our common stock at an exercise price of $11.21 per share subject to antidilution adjustments. Allied certified to us its status as an accredited investor; the warrant was issued without registration pursuant to Section 4(2) of the Securities Act.

    In November 2000, we issued and sold an aggregate of 1,855,000 shares of our common stock for an aggregate offering price of approximately $7.2 million in a private transaction to accredited investors exempt from registration under
Section 4(2) of the Securities Act. In March 2001 we issued an additional 185,500 shares of common stock to the investors who had participated in the November 2000 private placement. These shares were issued in compensation for our failure to timely file a registration statement with respect to the resale of shares of common stock originally issued in connection with the

November 2000 private placement. The 185,500 shares were issued in a private transaction to accredited investors exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

    In the first quarter of 2000, we acquired several Voice over Internet Protocol ("VoIP") termination facilities from various vendors for approximately $2.2 million in cash and shares of our common stock valued at approximately $1.9 million. The shares of common stock were issued without registration pursuant to Section 4(2) of the Securities Act.

    In March 2000, we acquired Vancouver Telephone Company ("VTC"), for approximately $1.1 million in cash and 520,463 shares of common stock valued at approximately $12.3 million. The shares of common stock were issued without registration pursuant to Section 4(2) of the Securities Act.

    In March 2000, we acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $0.5 million. DLC offers dial-1, debit card and ISP services. DLC provides us with a management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers. If certain financial criteria are met by April 30, 2001, we are subject to a contingent payment of approximately $5.6 million payable in cash of approximately $0.5 million and $5.1 million in the form of either cash or our common stock. The shares of common stock were issued without registration pursuant to Section 4(2) of the Securities Act.

    In March 2000, we acquired Global Villager Inc. for approximately
$0.8 million in cash and 503,872 shares of our common stock valued at approximately $13.2 million. The shares of common stock were issued without registration pursuant to Section 4(2) of the Securities Act.

    In March 2000, we acquired a 19.9% ownership interest in Datalink Telecommunications Limited ("Datalink") in exchange for 200,000 of our common shares valued at $3.92 million.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents selected historical financial data for Startec which has been derived from our audited financial statements for the five most recent years in the period ended December 31, 2000. The following information should be read in conjunction with our consolidated financial statements and notes thereto presented elsewhere herein. See "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                          2000        1999       1998       1997       1996
                                                        ---------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER-SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.........................................   $ 324,547   $276,471   $161,169   $85,857    $32,215
Cost of services.....................................     258,933    242,735    141,176    75,783     29,881
                                                        ---------   --------   --------   -------    -------
  Gross margin.......................................      65,614     33,736     19,993    10,074      2,334
General and administrative expenses..................      83,577     41,783     20,520     6,288      3,996
Selling and marketing expenses.......................      16,227     15,409      7,876     1,238        514
Depreciation and amortization........................      16,728      7,753      2,253       451        333
Loss on impairment(4)................................      50,255         --         --        --         --
                                                        ---------   --------   --------   -------    -------
  (Loss) income from operations......................    (101,173)   (31,209)   (10,656)    2,097     (2,509)
Interest income (expense), net.......................     (24,895)   (16,736)    (7,404)     (449)      (321)
Equity in losses from affiliates.....................      (1,385)      (290)        --        --         --
                                                        ---------   --------   --------   -------    -------
  (Loss) income before taxes and extraordinary
    items............................................    (127,453)   (48,235)   (18,060)    1,648     (2,830)
                                                        ---------   --------   --------   -------    -------
  Net (loss) income(1)...............................   $(128,355)  $(48,235)  $(18,574)  $ 1,619    $(2,830)
                                                        =========   ========   ========   =======    =======

Basic (loss) earnings per common share(2):
  (Loss) income before extraordinary items...........   $   (9.32)  $  (5.13)  $  (2.02)  $  0.26    $ (0.52)
  Net (loss) income(1)...............................       (9.39)     (5.13)     (2.08)     0.26      (0.52)
  Weighted average common shares
    outstanding--basic...............................      13,676      9,411      8,945     6,136      5,403
Diluted (loss) earnings per common share(2):
  (Loss) earnings before extraordinary items.........   $   (9.32)  $  (5.13)  $  (2.02)  $  0.25    $ (0.52)
  Net (loss) income(1)...............................       (9.39)     (5.13)     (2.08)     0.25      (0.52)
  Weighted average common and equivalent shares
    outstanding--diluted.............................      13,676      9,411      8,945     6,423      5,403
OTHER FINANCIAL DATA:
EBITDA(3)............................................   $ (34,190)  $(23,456)  $ (8,403)  $ 2,548    $(2,176)
Capital expenditures.................................      40,094     56,761     34,931     3,881        520
BALANCE SHEET DATA:
Cash and cash equivalents............................   $  14,875   $ 54,731   $ 81,456   $26,114    $   148
Working capital (deficit)............................     (88,619)    28,450     81,414    25,735     (6,999)
Total assets.........................................     254,010    280,631    225,982    51,530      7,327
Long term obligations, net of current portion........     158,444    177,903    165,490       461        646
Total stockholders' (deficit) equity.................     (68,674)     5,871     15,480    31,590     (6,089)

--------------------------

(1) In 2000, we recognized a $902,000 extraordinary loss on the early extinguishment of debt. In 1998, we recognized a $514,000 extraordinary loss on the early extinguishment of debt.

(2) Basic earnings (loss) per common share is computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding plus other dilutive securities.

(3) EBITDA consists of earnings (loss) before interest, income taxes, loss on impairment of assets, depreciation and amortization. EBITDA should not be considered as a substitute for income (loss) from operations, net income
    (loss), cash flow or other statement of income or cash flow data computed in accordance with GAAP or as a measure of a company's results of operations or liquidity. Although EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP, we nevertheless believe that investors consider it a useful measure in assessing a company's ability to incur and service indebtedness.

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

OVERVIEW

    We are a facilities-based provider of Internet protocol communication services, including voice, data and Internet access. Founded in 1989, we market our services to businesses, ethnic residential communities located in major metropolitan areas, international long distance carriers and Internet service provider's transacting with the world's emerging economies. Our mission is to become a leading provider of IP communication services, including voice, data and Internet services. Our target markets comprise of businesses and ethnic residential customers that transact with the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America. We provide our services through a flexible network of owned and leased facilities, operating and termination agreements, and resale arrangements. We have an extensive network of IP gateways, international gateways, domestic switches, and ownership in undersea fiber optic cables.

    Beginning in the fourth quarter of 2000, we began to modify our business plan. The revised plan calls for a restructuring that includes 1) consolidation of selected North American and European operations, 2) accelerated migration of circuit switched traffic to our IP network, 3) the discontinuation of unprofitable, low-margin business lines and 4) implementing certain cost reduction procedures. Implementation of this plan commenced in the first quarter of 2001. We believe these actions, combined with our recent financing transaction as described below, position us to become EBITDA positive during 2001.

    During 2000, and in the first quarter of 2001, we eliminated approximately 400 positions globally. This number represents approximately 45% of our total workforce. The consolidation of operations represents approximately half of the positions we eliminated. A significant portion of this reduction related to our decision to shift our residential customer service operations from Bethesda, Maryland to Vancouver, Canada, where we already operate a call center facility. Last year, we established our Vancouver presence through the acquisition of Vancouver Telephone Company. Vancouver's diverse ethnic population provides a large pool of highly qualified potential employees to serve as in-language customer service representatives, and the shift will allow us to take advantage of lower personnel costs and overhead. We plan to use our Bethesda call center facilities to provide customer service support for our managed network services targeting business customers. We also intend to continue our call center operations in Guam, France and Germany.

    We are also consolidating our UK, France, Germany and Poland operations to focus on the development of our European business customer base. Germany will become the headquarters for our European customer service operations. Startec UK, France and Germany will discontinue non-profitable product lines and focus on growing our existing profitable product line and increasing penetration into the business customers segment.

    In 2000, we began eliminating the low margin circuit switched wholesale business to focus on the higher margin VoIP business. If we are successful in fully transitioning traffic to our IP network, the elimination of circuit switched business would result in a reduction of interconnect charges. This will also free up port capacity for business customers without significant increases in capital expenditures. Our strategy is to increase our focus on business customers, who generally have higher monthly revenue, generate higher margins and tend to "churn" less frequently than residential customers.

    As a result of our review of operations and projected profitability, we determined that approximately $50.3 million of long-lived assets and investments were impaired. This noncash loss relates to our decision to exit certain business lines including web portals and other investments in emerging companies that we concluded were impaired based upon their probable future undiscounted cash flows. Our decision to exit the carrier switched business and certain business lines in Europe and Asia together with the capital market downturn in the telecommunications sector resulted in additional provisions of bad debts of approximately $8 million in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

    We had approximately $14.9 million of unrestricted cash and cash equivalents and an additional $9.9 million of restricted cash and pledged securities as of December 31, 2000. We obtained $15 million in new funding from Allied Capital Corporation, one of our existing creditors. The transaction is structured as a two year revolving accounts receivable purchase facility. Of the $15 million, we received net proceeds of $14.3 million, approximately $7.625 million of which was used to pay NTFC Capital Corporation overdue loan payments, prepayments and a commitment fee of $125,000. Based on our internal projections, we expect this new funding will allow us to remain funded through the third quarter of 2001.

    Currently, there is no availability under our credit facility with NTFC. If we are unable to restructure our senior notes, we will require additional financing to meet the November 2001 interest payment on our senior notes. We have classified the outstanding amounts under our credit and vendor facilities as current due to violation of certain covenants. The above factors raise substantial doubt about our ability to continue as a going concern. We prepared our financial statements on the basis that we will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

    We have engaged Jefferies & Company, Inc. as our financial advisor to assist in evaluating alternatives to strengthen our capital structure, including the potential restructuring of our $160 million, 12% senior notes due 2008. We are in discussions with other investors to obtain additional financing. There can be no assurance such new financing will be available on terms that we find acceptable or that we will be able to restructure the senior notes. In the event that we are unable to obtain such additional financing and restructure the notes, we will be required to limit or curtail our operations, and we may be required to sell assets to the extent permitted by our debt facilities. Even with such reductions, we believe that if we cannot restructure the terms of the senior notes or raise additional financing, it is unlikely that we will make the November 2001 interest payment. Furthermore, if we cannot restructure the senior notes, there will be a material and adverse effect on our financial condition, to the extent that a restructuring, sale or liquidation will be required, in whole or in part.

RESULTS OF OPERATIONS

    Our annual revenues have increased more than nine-fold over the last five years from approximately $32.2 million for the year ended December 31, 1996 to approximately $324.6 million for the year ended December 31, 2000. We reported a 2000 net loss of $128.4 million, or $9.39 per common share compared to a net loss of $48.2 million, or $5.13 per common share in 1999. The number of our residential customers increased from 10,675 customers as of December 31, 1996 to 670,634 customers as of December 31, 2000. To achieve economies of scale in our network operations and balance our residential international traffic, in late 1995, we began marketing our excess network capacity to international carriers seeking competitive rates and high quality capacity. Consistent with our intention of curtailing the circuit switched carrier business; we have reduced the number of our carrier customers to 87 at December 31, 2000 from 105 at December 31, 1999. For the year ended December 31, 2000, carrier customers accounted for approximately 62% of our net revenues versus 72% for the year ended December 31, 1999.

    A large majority of our revenues for the past three fiscal years have been derived from calls originated within the United States and terminated outside the United States. The percentages of net revenues attributable to traffic terminating on a region-by-region basis are set forth in the table below.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
Asia Pacific Rim.....................................    28.5%         37.2%         44.8%
Middle East/North Africa.............................    11.7          15.7          18.8
Sub-Saharan Africa...................................     7.1           9.6           8.1
Eastern Europe.......................................     8.5           9.1           9.6
Western Europe.......................................    10.8           4.5           1.7
North America........................................    14.0           2.8           3.5
South America and Other..............................    19.4          21.1          13.5
                                                        -----         -----         -----
Total................................................   100.0%        100.0%        100.0%
                                                        =====         =====         =====

    Our cost of services consists of origination, transmission, termination and Internet connectivity expenses. Origination costs include the amounts paid to local exchange carriers ("LECs"), and in areas where we do not have our own network facilities, to other telecommunication network providers for originating calls ultimately carried to our IP gateways. Transmission expenses are fixed month-to-month payments associated with capacity on domestic and international leased lines, satellites and undersea fiber optic cables. Leasing this capacity subjects us to price changes that are beyond our control and to transmission costs that are higher than transmission costs on our own network. As we build our own transmission capacity, the risks associated with price fluctuations and the relative costs of transmission are expected to decrease; however, fixed costs will increase.

    Termination expenses consist of variable per minute charges paid to foreign PTTs and alternative carriers to terminate our international long-distance traffic. Among our various foreign termination arrangements, we have entered into operating agreements with a number of foreign PTTs, under which international long distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country to the United States is routed through U.S.-based international carriers like us. This traffic is in the same proportion as traffic carried into the foreign country from the United States ("return traffic"). Mutually exchanged traffic between foreign carriers and us is reconciled through a formal settlement arrangement at agreed upon rates. We record the amount due to the foreign PTT as an expense in the period the traffic is terminated. When we receive return traffic in a future period, we generally realize a higher gross margin on the return traffic as compared to the lower gross margin on the outbound traffic. Revenue recognized from return traffic was approximately $2.2 million or 0.7% in 2000, $824,000 or 0.3% in 1999, and $2.6 million or 1.6% of net revenues in 1998. There can be no assurance that traffic will be delivered back to the United States or that changes in future settlement rates, allocations among carriers or levels of traffic will not adversely affect net payments received and revenues recorded by us.

    In addition to operating agreements, we utilize alternative termination arrangements offered by third party vendors. We seek to maintain vendor diversity for countries where traffic volume is high. These vendor arrangements provide service on a variable cost basis subject to volume. These prices are subject to changes, generally upon seven days notice.

    Internet access expenses include amounts paid to tier one and tier two Internet backbone providers. Internet backbone providers provide broadband connectivity to Startec's Network Access Points (SNAP). This enables us to offer our business and residential customers with high quality internet access, web hosting and other advanced IP services.

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

    Although consolidated operations were EBITDA negative in 2000, we believe that our revised business plan positions us to become EBITDA profitable during 2001. In addition, we believe the restructuring we have undertaken by us in 2001 will put us on a trajectory to be EBITDA positive on a global basis for the foreseeable future.

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
Net revenues.........................................   100.0%        100.0%        100.0%
Cost of services.....................................    79.8          87.8          87.6
                                                        -----         -----         -----
  Gross margin.......................................    20.2          12.2          12.4
General and administrative expenses..................    25.8          15.1          12.7
Selling and marketing expenses.......................     5.0           5.6           4.9
Depreciation and amortization........................     5.2           2.8           1.4
Loss on impairment of assets.........................    15.5            --            --
                                                        -----         -----         -----
  Loss from operations...............................   (31.3)        (11.3)         (6.6)
Interest expense.....................................    (8.5)         (7.9)         (8.0)
Interest income and other expense, net...............     0.4           1.6           3.4
                                                        -----         -----         -----
  Loss before taxes and extraordinary item...........   (39.4)%       (17.5)%       (11.2)%
                                                        =====         =====         =====

    2000 COMPARED TO 1999

    NET REVENUES. Net revenues for the year ended December 31, 2000 increased approximately $48.0 million, or 17.4% to approximately $324.5 million from $276.5 million for the year ended December 31, 1999. Revenues from North American operations were $289.7 million or 89.3% of the total revenues in 2000 compared to $263.6 million in 1999. Revenues from European operations were $27.5 million or 8.5% of the total revenues in 2000 compared to $7.2 million in 1999. Revenues from Asian operations were $7.3 million or 2.2% of the total revenues in 2000 compared to $5.7 million in 1999. Residential revenue increased in comparative periods by approximately $101.8 million or 128.1%, to approximately $181.3 million for 2000 from approximately $79.5 million in 1999. The increase in residential revenue is due to an increase in sales to ethnic residential customers. Residential customers grew to over 670,000 for December 2000 from approximately 303,000 for December 1999. This represents a 121.1% increase in residential customers over 1999. The number of carrier customers decreased to 87 in 2000 from 105 in 1999. Circuit switched carrier revenue for 2000 declined approximately $53.7 million, or 27.3%, to approximately $143.3 million from approximately $197.0 million for 1999. The decrease in carrier revenues is due to the execution of our strategy to consciously exit the low margin circuit switched carrier segment and focus on the higher margin VoIP traffic. We grew our VoIP wholesale business to $49.5 million in 2000. The VoIP revenues in 1999 were negligible. This enabled us to optimize the capacity of our global IP network.

    GROSS MARGIN. Gross margin increased approximately $31.9 million to approximately $65.6 million for the year ended December 31, 2000 from approximately $33.7 million for the year ended December 31, 1999. Gross margin was $59.1 million or 20.4% of net revenues for our North American operations in 2000. Gross margin was $4.0 million or 14.5% of net revenues for our European operations in 2000. Gross margin was $2.5 million or 34.2% of net revenues for our Asian operations in 2000. The majority of this increase can be attributed to the higher gross margins we experienced from operations in our IP segment.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the year ended December 31, 2000 increased approximately $41.8 million or 100.0% to approximately $83.6 million from $41.8 million for the year ended December 31, 1999. The increased amount of payroll and related general and administrative expenses associated with acquisitions completed in 2000 represented approximately $8.3 million of the increase. Additionally, we recognized approximately $8.0 million in reserves in the fourth quarter for the carrier circuit switched business that we are in the process of exiting, we provided a valuation reserve against a $3.0 million loan to BCH Holding Co., Inc., and $2.4 million was reserved for receivables related to European and Hong Kong product lines that we are exiting. The remainder of the increase from the prior year was due to the implementation of our expansion plans during the first 8 months of the year. As a percentage of net revenues, general and administrative expenses increased to 25.8% in 2000 from 15.1% in 1999 due to our increased reserves. As a percentage of revenues, general and administrative expenses vary considerably between our reporting segments.

    In the first quarter of 2001, we incurred substantial additional severance costs associated with implementing our revised business plan, but we expect the overall decrease in personnel will result in savings for all of fiscal 2001.

    SELLING AND MARKETING. Selling and marketing expenses for the year ended December 31, 2000 increased approximately $0.8 million or 5.2% to approximately $16.2 million from approximately $15.4 million for the year ended December 31, 1999. As a percentage of net revenues, selling and marketing expenses decreased to 5.0% from 5.6% in the respective periods. The increase is primarily due to our efforts to market to new customer groups in North America and developing new regions in Europe and Asia.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the year ended December 31, 2000 increased to approximately $16.7 million from approximately $7.8 million for the year ended December 31, 1999, due to increases in capital expenditures pursuant to our strategy of expanding our network infrastructure and due to the increase in capital assets associated with acquisitions completed in fiscal years 2000 and 1999.

    LOSS ON IMPAIRMENT. Loss on impairment for the year ended December 31, 2000 was $50.3 million. The loss on impairment was comprised of the following items.

    SIGMANET AND GLOBAL VILLAGER. In the fourth quarter of 2000, in our efforts to reduce operating losses and conserve cash, we decided to abandon certain of our web portal services. As a result we discontinued our web portal operations to the Asian Indian community that was operating under the name of IAOL and our bilingual Chinese/English Web community, DragonSurf.com. We obtained IAOL and DragonSurf.com in December 1999 and March 2000, respectively, through the acquisitions of SigmaNet and Global Villager. As we could not continue to fund the operating cash needs of the web portals and we did not foresee a near term improvement in the cash flows of the respective portals, we decided to shut down their operations. As a result, we recognized an impairment charge of approximately $17.4 million for the unamortized intangibles and goodwill of IAOL and DragonSurf.com.

    SUNRISE. Pursuant to an agreement with Sunrise World Communications, Inc. ("Sunrise") dated September 29, 2000, we acquired a 40% equity interest in Sunrise and a 5 year carrier services agreement in exchange for certain VoIP termination facilities and the forgiveness of accounts receivable due to us from Sunrise. Sunrise provides Internet communications service between the United States and certain emerging countries. During the first nine months of 2000, we earned revenue of approximately $24.5 million from terminating traffic on behalf of Sunrise. The corresponding receivable together with certain other deposits and VoIP termination facilities, with a carrying value of $4.3 million were exchanged for Sunrise common stock and a favorable carrier services agreement. We valued the investment in Sunrise at approximately $29 million based on the carrying value of assets exchanged and as supported by a third party appraisal for the value of Sunrise's equity. The transaction was negotiated at a time when Internet communications entities were highly valued in the market place. Given the dramatic downturn in market valuations and liquidity concerns facing telecommunication entities, we expensed the investment in Sunrise during the fourth quarter. While we continue to believe that the carrier services agreement provided by Sunrise is valuable to us, there can be no assurance that these services will continue to be available to us over the term of the agreement.

    ASIAN TELECOMMUNICATIONS BUSINESS. Given our historical operating losses, current liquidity concerns and a significant decline in the market value of our common stock, we reviewed our long-lived assets including identifiable intangible assets and goodwill for impairment. We performed our review based upon projected probable undiscounted cash flows for our respective operating regions. We concluded that the probable undiscounted cash flows for our Asian telecommunications business would be less than the carrying value of the respective long-lived assets. This reflects our reduction in force in our Hong Kong operations. We recognized an impairment charge of $3.3 million to reduce long-lived assets and goodwill with a carrying value of approximately
$16 million to estimate fair value. There were no losses on impairment for the year ended December 31, 1999.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 increased to approximately $27.7 million from approximately $21.8 million for the year ended December 31, 1999, as a result of the interest charged on the proceeds from our bank and vendor financing facilities and interest on the senior notes.

    INTEREST INCOME. Interest income for 2000 decreased to $2.8 million from $5.1 million in 1999 as we redeemed the pledged securities to pay the interest for the senior notes.

    OTHER INCOME (EXPENSE). Other expense was $1.4 million for 2000 compared to $290,000 in 1999, primarily as a result of the operating losses incurred by companies in which we own an equity interest.

    EXTRAORDINARY ITEM. Extraordinary losses were $0.9 million in connection with the early extinguishments of our Loan and Security Agreement with Congress Financial Corporation ("CFC"). This amount consisted of a one-time payment to CFC and unamortized deferred financing costs.

    NET LOSS. The net loss was approximately $128.4 million or $9.39 per diluted share in 2000 as compared to a net loss of approximately $48.2 million or $5.13 per diluted share in 1999.

    1999 COMPARED TO 1998

    NET REVENUES. Net revenues for the year ended December 31, 1999 increased approximately $115.3 million, or 71.5% to approximately $276.5 million from $161.2 million for the year ended December 31, 1998. Revenues from North American operations were $263.6 million or 95% of the total revenues in 1999 compared to $160.8 million or 99% of the total revenues in 1998. Residential revenue increased in comparative periods by approximately $25.8 million or 48.1%, to approximately $79.5 million for 1999 from approximately $53.7 million in 1998. The increase in residential revenue is due to an increase in sales to ethnic residential customers. Residential billers grew to over 303,000 for December 1999 from approximately 122,000 for December 1998. This represents a 148% increase in residential customers over 1998. The number of carrier customers grew to 105 in 1999 from 53 in 1998. Carrier revenue for 1999 increased approximately $89.5 million, or 83%, to approximately $197 million from approximately $107.5 million for 1998. The increase in carrier revenues is due to the execution of our strategy to optimize our capacity on our facilities, which has resulted in sales to additional carrier customers and increased sales to existing carrier customers.

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

    CAPITAL ACQUISITIONS AND EXPENDITURES

    In the first quarter of 2000, we acquired several VoIP termination facilities from various vendors for approximately $2.2 million in cash and approximately $1.9 million in common stock. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $4.1 million to goodwill.

    In 2000, we paid $2.4 million in cash and $25.5 million in common stock for the acquisition of VTC, DLC Enterprises Inc. ("DLC"), and Global Villager, which were all accounted for as purchases.

    During 2000 and 1999, we used approximately $73.9 million and $74.1 million, respectively, in investing activities for continued expansion of our network including the deployment of multiple switches, POPs and IP gateways, the purchase of capacity on fiber optic cables, Indefeasible Rights of Usage ("IRUs"), acquisitions and the development of Internet-related services. We capitalized approximately $4.6 million and $2.1 million in 2000 and 1999, respectively, pursuant to the Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capital expenditures for 2000 and 1999 were $40.1 million and $56.8 million, respectively.

    During 1999, we paid $4.6 million in cash and $12.6 million in common stock for SigmaNet Network Corporation ("SigmaNet"), Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") and Phone Systems and Network, Inc. of France ("PSN").

    In March 2000, we acquired a 19.9% ownership interest in Datalink Telecommunications Limited ("Datalink") in exchange for 200,000 shares of our common stock valued at $3.92 million. Datalink is a telecommunications provider incorporated in Canada that owns and operates a fiber optic telecommunications network to emerging countries. During the second quarter of 2000, we received a $375,000 note payable from Datalink due within one year at 12% interest per year. At year-end, we provided a valuation reserve against the note and recorded the expense within general and administrative expenses within the accompanying statements of operations.

    In May 1999, we entered into an agreement to acquire up to a 49% fully diluted ownership interest in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. The agreement, which became effective July 1999 upon approval by the government of India, we made a total investment of $1 million, and also extended $600,000 in credit to Dialnet. Through July 2002, we can require that the face amount of Dialnet's outstanding debt be converted into common stock of Dialnet. As of December 31, 2000, we had an equity investment of $1.3 million in Dialnet and $600,000 outstanding under the loan.

    In February 1999, we acquired a 20% equity ownership interest in BCH Holding Company, Inc. ("BCH") with operations in Poland, for approximately
$1.2 million. Concurrent with the acquisition, we received a $2.5 million note payable from BCH convertible at our option into common shares equivalent to an additional 28% fully diluted ownership interest of BCH. BCH is a reseller of international voice and a licensed Internet service provider in Poland. During the second and third quarter of 2000, we extended an additional $0.5 million to BCH. The investment in BCH and the note payable from BCH are included in intangibles and other long-term assets in the accompanying condensed consolidated balance sheet. As of December 31, 2000, we had provided a valuation reserve against the entire $3.0 million loan.

    Our business strategy contemplates aggregate capital expenditures (including capital expenditures, working capital and other general corporate purposes) of approximately $4.0 million to $5.0 million through December 31, 2001 to be spent on our VoIP infrastructure.

    Although we intend to implement the capital spending plan described above, it is possible that unanticipated business opportunities may arise which we may conclude are more favorable to our long-term prospects than those contemplated by the current capital spending plan.

    CAPITAL TRANSACTIONS

    In November 2000, we issued 1,885,000 shares of voting common stock for net proceeds of approximately $6.7 million through a private placement. We did not register these shares for resale within the prescribed period following the issuance of such shares. According to the terms of the private placement, we were required to issue 188,500 additional shares.

    In May 2000, we issued 1,377,800 shares of unregistered common stock for net proceeds of approximately $15.4 million in a private transaction. We subsequently registered the shares for resale.

    In June 2000, we entered into a five-year term loan with a principal balance of $50 million with NTFC Capital Corporation, a financing arm of GE Capital ("NTFC Facility"). This loan represents an increase of $15 million over the original $35 million facility entered into in December 1998 with NTFC. Advances under the original $35 million mature on January 31, 2004 and advances under the $15 million increase mature on May 31, 2005. The NTFC Facility may be used to finance the continued expansion of our Internet initiatives and transport business, additional development of Wireless

Applications Protocol, applications of our Internet portals, expansion of VoIP services, acquisitions and working capital for general corporate purposes. The outstanding borrowings on the NTFC Facility carry interest rates ranging from 8.91% to 10.65%, with a weighted average interest rate of 10.2%. Principal and interest payments are due monthly. Under the terms of the NTFC Facility, we are subject to certain financial and operational covenants, including but not limited to minimum cash levels of $20 million during 2001, minimum EBITDA, restrictions on our ability to pay dividends and level of indebtedness. As of December 31, 2000 and 1999, approximately $45.9 million and $21.0 million, respectively, was outstanding under the NTFC Facility. The NTFC Facility is secured by a pledge of all shares of Startec Global Operating Company ("Operating Company") that we own, and by a first priority security interest in all of the Operating Company's assets. As of March 31, 2001, we were not in compliance with the NTFC covenants and we have classified amounts outstanding as current in the accompanying Consolidated Balance Sheets.

    In April 2001 in connection with the Allied financing transactions described below, we amended the NTFC Facility. Pursuant to the amendment, NTFC agreed to waive certain defaults and revise certain financial covenants. In connection with this amendment, we used $7.625 million of the proceeds from the revolving accounts-receivable purchase facility to pay NTFC overdue loan payments, prepayments and a commitment fee of $125,000. We also agreed to issue a stock purchase warrant to NTFC to purchase 25,000 shares of our common stock upon any restructuring of our Senior Notes.

    In May 2000, we entered into vendor financing facility for up to $12.0 million from Coast Business Credit Corporation ("Coast Facility") due in Novemer 2002. The Coast Facility may be used to satisfy various operating liabilities. The interest rate on the Coast facility is the Prime Rate plus 3.5%, with a floor of 9%. As of December 31, 2000, approximately $5.8 million was outstanding under the Coast Facility.

    In June 2000, we entered into a $20 million unsecured facility from Allied Capital Corporation ("Allied Facility") with a balloon payment due at maturity in 2005. The Allied Facility may be used for general corporate purposes, including, without limitation, the purchase of telecommunications assets. The Allied Facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. In connection with entering into the Allied Facility, we issued a stock purchase warrant to Allied pursuant to which, at any time and from time to time until June 30, 2005, Allied is entitled at its sole option to purchase an aggregate of 125,000 shares of common stock at an exercise price of $11.21 per share, subject to certain antidilution adjustments. Under the terms of the Allied Facility, we are subject to certain financial and operational covenants, including but not limited to restrictions on our ability to pay dividends and level of indebtedness. As of December 31, 2000, $20.4 million was outstanding under the facility. After
July 1, 2002, we can prepay all or part of this loan without penalty. As amended, amounts outstanding are also subject to acceleration upon a material adverse change in the business.

    In April 2001 two of the wholly owned subsidiaries of Startec Global Communications Corporation, Startec Global Operating Company and Startec Global Licensing Company, together borrowed an aggregate of $20 million from Allied, which funds were distributed to the parent company as a dividend. The proceeds were used to repay outstanding indebtedness under the Allied Facility. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interest at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, we are subject to certain financial and operational covenants, including limitations on our ability to incur additional indebtedness.

    In addition, Operating and Licensing entered into a two-year revolving accounts-receivable purchase facility with Allied, resulting in net proceeds of approximately $14.3 million, approximately $7.625 million of which was used to pay NTFC overdue loan payments, prepayments and a commitment fee of $125,000. The proceeds of this purchase facility may be used for general corporate purposes. Under the purchase facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. The annual discount rate payable with respect to the purchase price is 16%. During the two-year term of the facility, Allied is obligated to use proceeds from collection of the accounts receivable to purchase additional interests in other accounts receivable up to a maximum aggregate amount of $15 million, assuming that we remain in compliance with the financial and other covenants pursuant to this facility.

    In June 2000, we repaid and terminated a three-year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility") two years ahead of the original term. Extraordinary losses of approximately $902,000 incurred with this extinguishment consisted of a one-time payment to Congress Financial Corporation and unamortized deferred financing costs.

    In December 1999, we issued 1,875,000 shares of voting common stock for net proceeds of $29.0 million through a private placement. The shares were subsequently registered in January 2000.

    In July 1999, we entered into a three-year vendor financing facility for up to $5 million with IBM Credit Corporation ("IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. Borrowings under the IBM Facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus a rate adjustment, which varies by the type of equipment, purchased. The outstanding borrowings on the IBM Facility carry interest rates ranging from 6.9% to 15.4% with a weighted average interest rate of 11.8%. As of December 31, 2000 and 1999, approximately $1.7 and $1.5 million, respectively, was outstanding under the IBM Facility.

    In May 1999, we entered into a vendor financing facility for up to $20 million with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capital lease structure. As of December 31, 2000 and 1999, approximately $1.8 million and $2.3 million, respectively, bearing interest at 8.5% was outstanding under the facility.

    CASH FLOWS

    Our liquidity requirements arise from cash used in operating activities, purchases of network equipment and payments on outstanding indebtedness.

    Our cash and cash equivalents decreased to approximately $14.9 million at December 31, 2000 from approximately $54.7 million at December 31, 1999. Net cash used by operating activities was approximately $64.5 million for 2000 and $30.5 million for 1999. The decrease in cash from operations was primarily the result of the net loss and an increase in accounts receivable, which was partially offset by an increase in accounts payable and accrued expenses.

    Net cash used in investing activities was approximately $44.8 million, $74.1 million and $37.6 million for 2000, 1999 and 1998, respectively. Net cash used in investing activities for 2000 was primarily related to acquisitions and capital expenditures made in connection with its telecommunication network expansion.

    Net cash provided by financing activities was approximately $72.6 million, $77.9 million and $118.4 million for 2000, 1999 and 1998, respectively. Cash provided by financing activities for 2000 primarily resulted from the proceeds from vendor and bank financing agreements and proceeds from the issuance of our common stock through private placements.

    EFFECTS OF INFLATION

    Inflation is not a material factor affecting our business and has not had a significant effect on our operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. We do not hold any financial instruments for trading purposes. We believe that our primary market risk exposure relates the effects that changes in interest rates have on our investments and those portions of our outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on our investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased and pledged to make interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of our long-term debt obligations (including the Senior Notes). As of December 31, 2000, the fair value of the Senior Notes was approximately $9.6 million, and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $9.8 million and $29.2 million, respectively. Changes in interest rates also affect our borrowings under our vendor financing facilities with NTFC, IBM and Coast. Borrowings under the NTFC Facility bear interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. Borrowings under the IBM Facility bears a weighted average interest rate of 11.8% and NTFC bears interest rates ranging from 8.91% to 10.65%. Borrowings under the Coast Facility bear interest at a rate of prime plus 3.5%, with a floor of 9%.

    For 2000 and 1999, we experienced a translation adjustment of approximately $1.4 million and $148,000, respectively, relating to net assets held in foreign subsidiaries. We have not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Foreign exchange rate fluctuations exposure may increase in the future as the size and scope of our foreign operations increases.

    Additional information relating to the fair value of certain of our financial assets and liabilities is included in Note 13 in the Notes to Consolidated Financial Statements.

    We believe that our primary technology risk is the unauthorized entry into our network systems and disruption of operations ("hacking"). We did not experience any unauthorized entries or disruptions in 2000. We have taken steps to prevent any hacking into our network; however, we cannot provide any assurance that we will not be affected by potential attempts at disruption in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    48

Consolidated Statements of Operations
  for the years ended December 31, 2000, 1999 and 1998......    49

Consolidated Balance Sheets
  as of December 31, 2000 and 1999..........................    50

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit)
  for the years ended December 31, 2000, 1999 and 1998......    51

Consolidated Statements of Cash Flows
  for the years ended December 31, 2000, 1999 and 1998......    52

Notes to Consolidated Financial Statements..................  53-81

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Startec Global Communications Corporation:

    We have audited the accompanying consolidated balance sheets of Startec Global Communications Corporation and subsidiaries (the "Company," a Delaware corporation), as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Startec Global Communications Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency and a working capital deficit. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information included in Schedule II, Valuation and Qualifying Accounts, is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
April 13, 2001

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          FOR THE YEAR
                                                                       ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                2000           1999          1998
                                                              ---------      --------      --------
Net revenues................................................  $ 324,547      $276,471      $161,169
Cost of services............................................    258,933       242,735       141,176
                                                              ---------      --------      --------
  Gross margin..............................................     65,614        33,736        19,993
General and administrative expenses.........................     83,577        41,783        20,520
Selling and marketing expenses..............................     16,227        15,409         7,876
Depreciation and amortization...............................     16,728         7,753         2,253
Loss on impairment..........................................     50,255            --            --
                                                              ---------      --------      --------
Loss from operations........................................   (101,173)      (31,209)      (10,656)
Interest expense............................................    (27,707)      (21,813)      (12,830)
Interest income.............................................      2,812         5,077         5,426
Equity in losses from affiliates............................     (1,385)         (290)           --
                                                              ---------      --------      --------
  Loss before income taxes and extraordinary item...........   (127,453)      (48,235)      (18,060)
Income tax provision........................................         --            --            --
                                                              ---------      --------      --------
  Loss before extraordinary item............................   (127,453)      (48,235)      (18,060)
Extraordinary item--loss on early extinguishment of debt....       (902)           --          (514)
                                                              ---------      --------      --------
Net loss....................................................  $(128,355)     $(48,235)     $(18,574)
                                                              =========      ========      ========

Basic and diluted loss per common share:
Loss before extraordinary item..............................  $   (9.32)     $  (5.13)     $  (2.02)
Extraordinary item--loss on early extinguishment of debt....      (0.07)           --         (0.06)
                                                              ---------      --------      --------
Loss per common share.......................................  $   (9.39)     $  (5.13)     $  (2.08)
                                                              =========      ========      ========

 The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              ---------      --------
                                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents...................................  $  14,875      $ 54,731
Accounts receivable, net of allowance for doubtful accounts
  of $16,809 and $3,964, respectively.......................     51,411        65,182
Accounts receivable, related party..........................        265           518
Other current assets........................................      9,070         4,876
                                                              ---------      --------
  Total current assets......................................     75,621       125,307
Property and equipment, net of accumulated depreciation and
  amortization of $24,366 and $10,422, respectively.........    123,843        94,221
Restricted cash and pledged securities......................      9,859        28,108
Investments in affiliates...................................      5,164         4,729
Intangible assets, net of accumulated amortization of $1,949
  and $952, respectively....................................     32,235        21,982
Other long-term assets......................................      7,288         6,284
                                                              ---------      --------
                                                              $ 254,010      $280,631
                                                              =========      ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable............................................  $  70,777      $ 68,095
Accrued expenses............................................     17,098         9,186
Credit facility.............................................     25,187        14,191
Vendor financing............................................     50,844         5,253
Capital lease and other obligations.........................        334           132
                                                              ---------      --------
  Total current liabilities.................................    164,240        96,857
Senior notes................................................    158,444       158,233
Vendor financing, net of current portion....................         --        19,504
Capital lease and other obligations, net of current
  portion...................................................         --           130
Minority interest...........................................         --            36
                                                              ---------      --------
  Total liabilities.........................................    322,684       274,760

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.01 par value; 40,000,000 shares authorized,
  16,365,656 and 11,354,005 shares issued and outstanding,
  respectively..............................................        164           114
Additional paid-in capital..................................    133,526        78,447
Unearned compensation.......................................       (131)         (255)
Accumulated deficit.........................................   (200,642)      (72,287)
Accumulated other comprehensive loss........................     (1,591)         (148)
                                                              ---------      --------
  Total stockholders' equity (deficit)......................    (68,674)        5,871
                                                              ---------      --------
                                                              $ 254,010      $280,631
                                                              =========      ========

 The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                           VOTING                                                       ACCUMULATED
                                        COMMON STOCK       ADDITIONAL                                      OTHER
                                     -------------------    PAID-IN       UNEARNED      ACCUMULATED    COMPREHENSIVE
                                      SHARES     AMOUNT     CAPITAL     COMPENSATION      DEFICIT           LOSS          TOTAL
                                     --------   --------   ----------   -------------   ------------   --------------   ---------
Balance at December 31, 1997.......    8,812      $ 88      $ 37,221        $(241)       $  (5,478)       $    --       $  31,590
  Amortization of unearned
    compensation...................       --        --            --           51               --             --              51
  Exercise of employee stock
    options........................      129         2           260           --               --             --             262
  Shares issued in repayment of
    note payable to individual.....       24        --            44           --               --             --              44
  Warrants issued in connection
    with Senior Notes Offering.....       --        --         2,107           --               --             --           2,107
  Net loss.........................       --        --            --           --          (18,574)            --         (18,574)
  Comprehensive loss, December 31,
    1998...........................       --        --            --           --               --             --              --
                                      ------      ----      --------        -----        ---------        -------       ---------
Balance at December 31, 1998.......    8,965        90        39,632         (190)         (24,052)            --          15,480
  Net proceeds from private
    placement......................    1,875        19        29,024           --               --             --          29,043
  Exercise of employee stock
    options........................       49        --           422           --               --             --             422
  Unearned compensation pursuant to
    issuance of stock options......       --        --           283         (283)              --             --              --
  Amortization of unearned
    compensation...................       --        --            --          218               --             --             218
  Shares issued in connection with
    acquisitions (Note 14).........       --        --         4,555           --               --             --           4,555
  Issuance of common stock in
    connection with acquisitions...      465         5         4,531           --               --             --           4,536
  Net loss.........................       --        --            --           --          (48,235)            --         (48,235)
  Foreign currency translation
    adjustment.....................       --        --            --           --               --           (148)           (148)
  Comprehensive loss, December 31,
    1999...........................       --        --            --           --               --             --              --
                                      ------      ----      --------        -----        ---------        -------       ---------
Balance at December 31, 1999.......   11,354       114        78,447         (255)         (72,287)          (148)          5,871
  Net proceeds from private
    placement......................    3,232        32        22,111           --               --             --          22,143
  Exercise of employee stock
    options........................       57         1           492           --               --             --             493
  Amortization of unearned
    compensation...................       --        --            --          124               --             --             124
  Issuance of shares related to
    warrant exercise...............       20        --         1,414           --               --             --           1,414
  Issuance of common stock in
    connection with acquisitions
    (Note 14)......................    1,703        17        31,062           --               --             --          31,079
  Net loss.........................       --        --            --           --         (128,355)            --        (128,355)
  Foreign currency translation
    adjustment.....................       --        --            --           --               --         (1,443)         (1,443)
  Comprehensive loss, Decmeber 31,
    2000...........................       --        --            --           --               --             --              --
                                      ------      ----      --------        -----        ---------        -------       ---------
Balance at December 31, 2000.......   16,366      $164      $133,526        $(131)       $(200,642)       $(1,591)      $ (68,674)
                                      ======      ====      ========        =====        =========        =======       =========


                                     COMPREHENSIVE
                                          LOSS
                                     --------------
Balance at December 31, 1997.......
  Amortization of unearned
    compensation...................
  Exercise of employee stock
    options........................
  Shares issued in repayment of
    note payable to individual.....
  Warrants issued in connection
    with Senior Notes Offering.....
  Net loss.........................    $ (18,574)
                                       ---------
  Comprehensive loss, December 31,
    1998...........................    $ (18,574)
                                       =========
Balance at December 31, 1998.......
  Net proceeds from private
    placement......................
  Exercise of employee stock
    options........................
  Unearned compensation pursuant to
    issuance of stock options......
  Amortization of unearned
    compensation...................
  Shares issued in connection with
    acquisitions (Note 14).........
  Issuance of common stock in
    connection with acquisitions...
  Net loss.........................    $ (48,235)
  Foreign currency translation
    adjustment.....................         (148)
                                       ---------
  Comprehensive loss, December 31,
    1999...........................    $ (48,383)
                                       =========
Balance at December 31, 1999.......
  Net proceeds from private
    placement......................
  Exercise of employee stock
    options........................
  Amortization of unearned
    compensation...................
  Issuance of shares related to
    warrant exercise...............
  Issuance of common stock in
    connection with acquisitions
    (Note 14)......................
  Net loss.........................    $(128,355)
  Foreign currency translation
    adjustment.....................       (1,443)
                                       ---------
  Comprehensive loss, Decmeber 31,
    2000...........................    $(129,798)
                                       =========
Balance at December 31, 2000.......

 The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
OPERATING ACTIVITIES:
Net loss....................................................  $(128,355)  $(48,235)  $(18,574)
Extraordinary item-loss on early extinguishment of debt.....        902         --        514
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     16,728      7,753      2,253
  Loss on impairment........................................     50,255         --         --
  Compensation pursuant to stock options....................        124        218         51
  Amortization of deferred debt financing costs and debt
    discounts...............................................      1,072        795        947
Changes in operating assets and liabilities, net of effect
  of acquisitions:
  Accounts receivable, net..................................     (5,530)   (23,193)   (22,315)
  Accounts receivable, related party........................        253        166       (307)
  Accounts payable..........................................       (881)    34,237     13,248
  Accrued expenses..........................................      6,524      2,158        745
  Other.....................................................     (5,565)    (4,417)    (2,039)
                                                              ---------   --------   --------
      Net cash used in operating activities.................    (64,473)   (30,518)   (25,477)
                                                              ---------   --------   --------
INVESTING ACTIVITIES:
Acquisitions................................................     (4,648)   (17,298)    (2,648)
Purchases of property and equipment.........................    (40,094)   (56,761)   (34,931)
Sale of property and equipment..............................        424         --         --
Investments in affiliates...................................       (500)        --         --
                                                              ---------   --------   --------
      Net cash used in investing activities.................    (44,818)   (74,059)   (37,579)
                                                              ---------   --------   --------
FINANCING ACTIVITIES:
Proceeds from Senior Notes and Warrants Offering............         --         --    160,000
Proceeds from sale of pledged securities....................     17,854     19,200      8,261
Proceeds from vendor financing..............................     40,542     18,579      8,885
Proceeds from private placements............................     22,143     29,043         --
Proceeds from credit facility...............................    105,257     93,377         --
Net proceeds from issuance of common stock..................        757        422        262
Investments in pledged securities...........................         --         --    (52,417)
Payments of debt financing costs............................     (1,353)      (400)    (6,222)
Repayments of credit facility...............................   (108,270)   (79,186)        --
Repayments of vendor financing..............................     (6,899)    (2,707)        --
Repayments under capital lease obligations..................       (596)      (476)      (371)
                                                              ---------   --------   --------
      Net cash provided by financing activities.............     69,435     77,852    118,398
                                                              ---------   --------   --------
(Decrease) increase in cash and cash equivalents............    (39,856)   (26,725)    55,342
Cash and cash equivalents, beginning of year................     54,731     81,456     26,114
                                                              ---------   --------   --------
Cash and cash equivalents, end of year......................  $  14,875   $ 54,731   $ 81,456
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid...............................................  $  26,263   $ 20,981   $  9,408
Income tax paid.............................................         --         --         10
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Equipment acquired under capital lease......................  $      --   $     --   $     84
Note payable to individual converted to common stock........         --         --         44

 The accompanying notes are an integral part of these consolidated statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    Startec Global Communications Corporation (the "Company"), is a facilities-based provider of Internet Protocol ("IP") communication services, including voice, data and Internet access. Founded in 1989, the Company markets its services to businesses, ethnic residential communities located in major metropolitan areas, international long distance carriers and Internet service providers transacting with the world's emerging economies. The Company's mission is to become a leading provider of IP communication services, including voice, data and Internet services. The Company's target markets comprise of businesses and ethnic residential customers that transact with the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America. The Company provides services through a flexible network of owned and leased facilities, operating and termination agreements, and resale arrangements. The Company has an extensive network of IP gateways, international gateways, domestic switches, and ownership in undersea fiber optic cables.

    GOING CONCERN AND OTHER RISK FACTORS

    The Company has devoted substantial resources to the buildout of its network, deployment of its Internet initiatives, and the expansion of its marketing programs and strategic acquisitions. As a result, the Company experienced operating losses and negative cash flows from operations in each of the last three years. These losses and negative cash flows are expected to continue in the future. During the first quarter of 2001, the Company has substantially reduced its work force and consolidated its administrative functions previously located in Bethesda, Maryland to the Company's operations center in Potomac, Maryland. Additionally, the Company has curtailed its operations in Europe and Hong Kong. Although these reductions in force will result in severance and other termination costs in the first quarter of 2001, management believes these actions will result in significant cost savings in 2001. Additionally, management plans to substantially curtail capital expenditures in 2001. However, there can be no assurance that the Company's operations will become profitable or will produce positive cash flows. As of December 31, 2000, the Company's current liabilities were in excess of current assets by approximately $88.6 million due in part to the current classification of approximately $76 million of debt outstanding under its credit and vendor financing agreements (see Note 6).

    In April 2001, the Company entered into a twenty-four month accounts receivable purchase transaction with Allied Capital Corporation ("Allied"), resulting in net proceeds of approximately $7.375 million after paying certain loan payments, prepayments and a commitment fee to NTFC Capital Corporation ("NTFC"). If the Company cannot raise additional financing or restructure its senior notes, it is unlikely that the Company will be able to make its November 2001 interest payment on the Company's senior notes. The Company is in discussions with its lenders to obtain additional debt financing and with holders of its senior notes to restructure the indebtedness outstanding under the senior notes. There can be no assurance that such new financing will be available on terms management finds acceptable or at all, or that management will be able to restructure the senior notes. In the event that the Company is unable to obtain such additional financing or restructure the senior notes, it will be required to further limit or curtail its operations, and the Company may resort to selling assets to the extent permitted by its debt facilities. Even with such reductions, management believes that if the Company cannot restructure the terms of the senior notes or raise additional financing, it is unlikely that the Company will make the November 2001 interest payment. Furthermore, if the Company cannot restructure the senior notes, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale or liquidation of the

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Company will be required in whole or in part. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. On April 5, 2001, the Company received written notification from the Nasdaq Listing Qualifications Department, stating that the Company's common stock no longer met the requirements for continued listing. (See Note 18.)

    As part of management's plan to improve operating performance, the Company is accelerating its migration away from circuit switched traffic which accounted for approximately $143 million of the Company's 2000 net revenues. The Company's plan is to generate more traffic for its own IP network with a goal of generating higher margins. While there can be no assurance that higher gross margins can be achieved, the Company may experience a decrease in net revenues.

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

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of the Company and its majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

    USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with the current year presentation.

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

    The Company has entered into operating agreements with telecommunications carriers in foreign countries under which international long-distance traffic is both delivered and received. Under these agreements, the foreign carriers are contractually obligated to adhere to the policy of the FCC, whereby traffic from the foreign country is routed to international carriers, such as the Company, in the same proportion as traffic carried into the country. Mutually exchanged traffic between the Company and foreign carriers is settled through a formal settlement policy at agreed upon rates-per-minute. The Company records the amount due to the foreign partner as an expense in the period the traffic is terminated. When the return traffic is received in the future period, the Company generally realizes a higher gross margin on the return traffic compared to the lower margin (or sometimes negative margin) on the outbound traffic. Revenue recognized from return traffic was approximately $2.2 million, $824,000 and $2.6 million, or 0.7%, 0.3% and 1.6% of net revenues in 2000, 1999 and 1998, respectively.

    There can be no assurance that traffic will be delivered back to the United States or what impact changes in future settlement rates, allocations among carriers or levels of traffic will have on net payments received and revenues recorded by the Company.

    INTERNATIONAL OPERATIONS

    The consolidated statements of operations include amounts related to non-U.S. subsidiaries. In 2000, 1999 and 1998, the Company recognized net revenues of approximately $54.3 million, $8.7 million and $23,000 and net losses of approximately $33.8 million, $11.7 million and $340,000 attributable to non-U.S. subsidiaries, respectively.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    COST OF SERVICES

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

    RESTRICTED CASH AND PLEDGED SECURITIES

    In connection with the Senior Notes and Warrants Offering (see Note 6), the Company was required to placed $52 million of net proceeds into marketable securities to fund the first six payments of interest on the Senior Notes through May 2001. Interest on the Senior Notes is payable semi-annually in May and November. The Company was also required to provide a bank guarantee of $180,000 in connection with one of its foreign operating agreements. This guarantee is in the form of a certificate of deposit. The restricted cash and pledged securities are shown as restricted cash and pledged securities in the accompanying consolidated balance sheets. The Company has both the positive intent and ability to hold the pledged securities and restricted cash until maturity. Accordingly, these instruments are carried at amortized cost. As of December 31, 2000 and 1999, restricted cash and pledged securities totaled
$9.9 million and $28.1 million, respectively.

    OTHER CURRENT ASSETS

    During 1998, the Company advanced an aggregate of approximately
$1.4 million to certain of its employees and officers. The secured loans bear interest at a rate of 7.87% per year, and were originally due and payable on December 31, 1999. At December 31, 1999, $1.4 million of these loans were outstanding and are included in other current assets in the accompanying consolidated balance sheets. All but $472,000 of these amounts were collected in January 2000, and the remaining payment terms were extended until December 31, 2000. During 2000, an additional $1.0 million was advanced to employees and officers. At December 31, 2000, the Company established a valuation reserve against 100% of the loans outstanding, as payments were not received as of December 31, 2000.

    LONG-LIVED ASSETS

    Long-lived assets, including property and equipment, identifiable intangible assets to be held and used and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of assets. If future estimated undiscounted net cash flows are less than the carrying amount of long-lived assets, then such assets are written down to their fair value. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures. As a result, the carrying amount of long-lived assets could be reduced materially in the future.

    Due to significant adverse changes in market conditions during the fourth quarter of 2000, the Company performed an impairment analysis of its long-lived assets and certain identifiable intangibles to be held and used in accordance with Statement on Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). See Note 16.

    INVESTMENTS

    Investments in 50% or less-owned enterprises over which the Company can exercise significant influence are accounted for using the equity method. Under the equity method, investments are carried at cost plus or minus the Company's equity in all increases and decreases in the investee's net assets after the date of acquisition, subject to impairment losses recorded.

    FOREIGN CURRENCY TRANSLATION

    The asset and liability accounts of the Company's foreign subsidiaries are translated at year-end exchange rates and revenue and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are included in other comprehensive income.

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

    Long-distance communications equipment includes assets financed under facility agreements and capital lease obligations of approximately
$51.2 million and $25.0 million as of December 31, 2000 and 1999, respectively.

    Maintenance and repairs are expensed as incurred. Replacements and improvements are capitalized. Gains on sales of assets are recognized at the time of sale or deferred to the extent required by accounting principles generally accepted in the United States.

    INTERNAL USE COMPUTER SOFTWARE

    In accordance with Statement of Position 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," the Company capitalized approximately $4.6 million and $2.1 million for the years ended December 31, 2000 and 1999, respectively, in connection with its internal use software systems. Such costs are amortized principally over 3 to 5 years and are included in property and equipment in the accompanying consolidated balance sheets.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    DEBT DISCOUNTS AND DEFERRED FINANCING COSTS

    Deferred financing costs totaled $7.0 million and $6.3 million as of December 31, 2000 and 1999, net of accumulated amortization of $1.7 million and $964,000 in 2000 and 1999, respectively. Deferred financing costs were incurred primarily in connection with the 2000 and 1999 financing agreements and the 1998 Senior Notes and Warrants Offering and are included in other long-term assets in the accompanying consolidated balance sheets. Debt discounts associated with the Senior Notes and Warrants Offering total $1.6 million and $1.8 million, net of amortization of $551,000 and $340,000 in 2000 and 1999, respectively, and are reflected as a reduction of the Senior Notes. Additional discounts associated with the Allied financing obtained during 2000 total $1.0 million, net of amortization of $115,000 at December 31, 2000, and are reflected as a reduction of the Allied Facility in the accompanying balance sheets. Debt discounts and deferred financing costs are amortized as interest expense over the remaining life of the debt using the effective interest method.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to a concentration of credit risk are accounts receivable. Residential accounts receivable consist of individually small amounts due from geographically dispersed customers. Carrier accounts receivable represent amounts due from long-distance carriers. The Company's allowance for doubtful accounts is based on current market conditions. The Company's four largest carrier customers represented approximately 32% and 26% of gross accounts receivable as of December 31, 2000 and 1999, respectively. Revenues from one customer represented more than 10% of net revenues for the periods presented (see Note 12). Purchases from the five largest suppliers represented approximately 20%, 25% and 30% of cost of services for the years ended December 31, 2000, 1999 and 1998, respectively. Services purchased from two suppliers represented more than 10% of cost of services in the periods presented (see Note 12). One of these five largest suppliers, representing 5%, 4% and 4% of cost of services in the years ended December 31, 2000, 1999 and 1998, respectively, is based in a foreign country.

    INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires that deferred income taxes reflect the expected tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the expected amount to be realized.

    LOSS PER COMMON SHARE

    SFAS No. 128, "Earnings per Share," requires dual presentation of basic and diluted earnings per share on the face of the statements of operations for all periods presented. Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) shared in the earnings of the entity. Weighted average common shares outstanding consist of the following as of December 31, 2000, 1999 and 1998 (in thousands):

                                                          2000       1999       1998
                                                        --------   --------   --------
Weighted average common shares outstanding--basic.....   13,676     9,411      8,945
Stock options and warrant equivalents.................       --        --         --
                                                         ------     -----      -----
Weighted average common and equivalent shares
  outstanding--diluted................................   13,676     9,411      8,945
                                                         ======     =====      =====

    Options and warrants to purchase 3,012,516, 2,455,928 and 1,366,726 shares of common stock were excluded from the computation of diluted loss per share in 2000, 1999 and 1998, respectively, because inclusion of these options would have an anti-dilutive effect on loss per share.

    COMPREHENSIVE LOSS

    SFAS No. 130 requires the reporting of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with others. The Company's only component of other comprehensive loss represents the foreign currency translation adjustment recognized in the years ended December 31, 2000 and 1999.

    ADVERTISING COSTS

    In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," costs for advertising are expensed as incurred within the fiscal year. Such costs are included in selling and marketing expenses in the accompanying consolidated statements of operations.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS
No. 133, as amended, is effective January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated balance sheets or statements of operations.

    In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 explains the SEC staff's general framework for revenue recognition, stating the criteria that must be met in order to recognize revenue. The adoption of SAB 101, as amended, did not have a material effect on the consolidated balance sheets or statements of operations of the Company.

    In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 in regards to the definition of an employee and the criteria for determining whether a plan qualifies as a non-compensatory plan. The Company adopted FIN 44 in July 2000.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

2. ACCOUNTS RECEIVABLE:

    Accounts receivable consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
Residential..............................................  $ 34,998   $24,598
Carrier..................................................    33,222    44,548
                                                           --------   -------
                                                             68,220    69,146
Allowance for doubtful accounts..........................   (16,809)   (3,964)
                                                           --------   -------
                                                           $ 51,411   $65,182
                                                           ========   =======

    The Company has certain service providers that are also customers. The Company settles amounts receivable and payable from and to certain of these parties on a net basis.

    The Company is in the process of exiting the circuit switched carrier business. Correspondingly, the Company increased its allowance for doubtful accounts associated with those receivable balances.

    $10.0 million of Startec Global Operating Company ("Operating") and Startec Global Licensing Company ("Licensing") accounts receivable are pledged to Allied. The remainder of Operating and Licensing accounts receivable are pledged to NTFC (See Note 6.) Another of the Company's wholly owned subsidiaries, Vancouver Telephone Company ("VTC"), has pledged it's accounts receivable to Coast Business Credit Corporation ("Coast Facility").

3. PROPERTY AND EQUIPMENT:

    Property and equipment, including equipment under capital leases, consist of the following at December 31, 2000 and 1999 (in thousands):

                                               ESTIMATED
                                             USEFUL LIVES      2000       1999
                                             -------------   --------   --------
Property and leasehold improvements........        5 years   $  8,535   $  3,795
Communications equipment...................  7 to 20 years     99,254     51,642
Computer and office equipment..............   3 to 5 years     22,838     11,583
                                                             --------   --------
                                                              130,627     67,020
Less: accumulated depreciation and
  amortization.............................                   (24,366)   (10,422)
                                                             --------   --------
                                                              106,261     56,598
Construction in progress...................                    17,582     37,623
                                                             --------   --------
                                                             $123,843   $ 94,221
                                                             ========   ========

    Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $14.3 million, $6.9 million and $2.3 million, respectively. Construction in progress consists primarily of network infrastructure equipment that has not been placed into service; accordingly, no depreciation has been recorded.

    All of Operating and Licensing property and equipment are pledged to NTFC. Another of the Company's subsidiaries, VTC, has pledged all of its property and equipment for the Coast Facility.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

4. INTANGIBLE ASSETS:

    Intangible assets recorded in connection with the acquisitions made in 2000 and 1999 (Note 14) consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Telecommunications licenses...............................  $ 2,311    $ 2,659
Covenant not-to-compete...................................       --        250
Goodwill..................................................   31,873     20,025
                                                            -------    -------
                                                             34,184     22,934
Accumulated amortization..................................   (1,949)      (952)
                                                            -------    -------
Intangible assets, net....................................  $32,235    $21,982
                                                            =======    =======

    Goodwill and covenants not-to-compete are amortized on the straight-line basis over 20 and 5 years, respectively. The telecommunications licenses were acquired through the acquisition of Global Communications GmbH of Germany and Phone Systems and Network, Inc. of France ("PSN"). These licenses are being amortized on the straight line basis over 1 to 4 years.

    Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $2.4 million, $0.9 million and $0, respectively.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

5. ACCRUED EXPENSES:

    Accrued expenses consist of the following (in thousands):

                                                                 DECEMBER 31
                                                             -------------------
                                                               2000       1999
                                                             --------   --------
Accrued interest...........................................  $ 3,487     $3,047
Accrued telco expenses.....................................    2,849        886
Accrued marketing expense..................................      713        156
Accrued payroll and related taxes..........................    1,323      1,358
Accrued excise taxes and related charges...................      670      1,909
Other......................................................    8,056      1,830
                                                             -------     ------
                                                             $17,098     $9,186
                                                             =======     ======

6. DEBT:

    Debt consists of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Senior Notes, with a rate of 12% due May 2008...............  $160,000   $160,000
NTFC Financing Agreement, with a weighted average rate of
  10.2%, maturing January 2004 through May 2005.............    45,937     20,982
Congress Facility Agreement at the prime rate...............        --     14,191
IBM Financing Agreement, with a weighted average rate of
  11.8%, maturing 2003......................................     1,697      1,464
Ascend Financing Agreement, with a rate of 8.5%, maturing
  October 2003..............................................     1,762      2,311
Allied Financing Agreement, with a rate of 15%, maturing
  June 2005.................................................    19,348         --
Coast Facility Agreement at the prime rate plus 3.5%, with a
  floor of 9%, maturing November 2002.......................     5,839         --
Notes payable to individuals and other......................       679         --
Capital lease and other obligations.........................     1,103        262
                                                              --------   --------
                                                               236,365    199,210
Less: debt discounts on Senior Notes........................    (1,556)    (1,767)
Less: current portion.......................................   (76,365)   (19,576)
                                                              --------   --------
                                                              $158,444   $177,867
                                                              ========   ========

CURRENT CLASSIFICATION OF AMOUNTS OUTSTANDING UNDER VENDOR AND CREDIT FACILITIES

    The Company has classified amounts outstanding under its vendor and credit facilities as current in the accompanying financial statements due to noncompliance with certain financial and other covenants under the agreements or due to the subjective nature of certain covenants. If the respective lenders were to demand payment for such borrowings outstanding, it is unlikely that the Company would have the available resources to make such payments.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. DEBT: (CONTINUED)
SENIOR NOTES AND WARRANTS OFFERING

    In May 1998, the Company issued $160 million of 12% senior unsecured notes ("Senior Notes") with a final maturity of May 2008. Interest on the Senior Notes is payable semi-annually in arrears in May and November commencing
November 1998. Warrants to purchase 200,226 shares of common stock at an exercise price of $24.20 per share were issued in conjunction with the Senior Notes issuance. The Senior Notes were recorded at a discount of $2.1 million to their face amount to reflect the fair market value attributable to the warrants. The warrants became exercisable in November 1998. The Company received proceeds of $155 million, net of offering expenses. Concurrent with the issuance, the Company used proceeds from the offering to purchase $52 million in U.S. Government obligations that were pledged to fund the first six interest payments. Approximately $9.6 million remains as of December 31, 2000, to cover the May 2001 payment. Without additional financing in 2001 or restructuring the Senior Notes, it is unlikely that the Company will meet the November 2001 interest payment on the Senior Notes.

    Interest expense on the Senior Notes was approximately $19.9 million, $20.0 million and $12.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. Accrued interest as of December 31, 2000 and 1999, was $2.4 million and $2.4 million respectively. As of December 31, 2000, no warrants issued in connection with the Senior Notes have been exercised.

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

                                                   REDEMPTION
YEAR                                                 PRICE
----                                               ----------
2003.............................................   106  %
2004.............................................   104  %
2005.............................................   102  %
2006 (and thereafter)............................   100  %

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

NTFC FINANCING AGREEMENT

    In June 2000, the Company entered into a five-year term loan with a principal balance of $50 million with NTFC Capital Corporation, a financing arm of GE Capital ("NTFC Facility"). This

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. DEBT: (CONTINUED)
loan represents an increase of $15 million over the original $35 million facility entered into in December 1998 with NTFC. Advances under the original $35 million mature on January 31, 2004 and advances under the $15 million increase mature on May 31, 2005. The NTFC Facility may be used to finance the continued expansion of Startec's Internet initiatives and transport business, additional development of Wireless Applications Protocol, applications of its Internet portals, expansion of Voice over Internet Protocol ("VoIP") services, acquisitions and working capital for general corporate purposes. The outstanding borrowings on the NTFC Facility carry interest rates ranging from 8.91% to 10.65%, with a weighted average interest rate of 10.2%. Principal and interest payments are due monthly. Under the terms of the NTFC Facility, the Company is subject to certain financial and operational covenants, including but not limited to minimum cash levels of $20 million during 2001, minimum EBITDA, restrictions on the Company's ability to pay dividends and level of indebtedness. The NTFC Facility is secured by a pledge of all shares of Startec Global Operating Company ("Operating Company") owned by the Company, and by a first priority security interest in all of the Operating Company's assets. As of March 31, 2001, the Company was not in compliance with the NTFC covenants and has classified amounts outstanding as current in the accompanying consolidated balance sheets. Interest expense on the NTFC Facility was approximately
$3.9 million and $0.9 million for the years ended December 31, 2000 and 1999, respectively.

    In April 2001, in connection with the Allied financing transactions, described below, the Company amended the NTFC Facility. Pursuant to the amendment, NTFC agreed to waive certain defaults and revise certain financial covenants. In connection with this amendment, the Company used $7.625 million of the proceeds from the Allied accounts-receivable purchase facility with Allied to pay NTFC overdue loan payments, prepayments and a $125,000 commitment fee. The Company also agreed to issue a stock purchase warrant to NTFC to purchase 25,000 shares of the Company's common stock upon any restructuring of the Senior Notes.

    CFC FACILITY AGREEMENT

    In June 1999, the Company entered into a three year Loan and Security Agreement with Congress Financial Corporation ("CFC Facility"), a subsidiary of First Union National Bank, for up to $30 million. In June 2000, the Company repaid and terminated the CFC Facility two years ahead of the original term. Extraordinary losses of approximately $902,000 incurred with this extinguishment consisted of a one-time payment to Congress Financial Corporation and unamortized deferred financing costs. There was no tax effect for recording this extraordinary loss. The CFC Facility, secured by trade accounts receivable, was used to finance equipment, undersea cables and the expansion of the Company's facilities. The CFC Facility bore interest at the prime rate effective on the date of borrowing. Principal and interest on the CFC Facility was repaid through collections from trade accounts receivable. During 2000 and 1999, all borrowings on the CFC Facility carried an interest rate of 7.5%. Interest expense on the CFC Facility was approximately $425,000 and $273,000 for the years ended December 31, 2000 and 1999, respectively.

    IBM FINANCING AGREEMENT

    In July 1999, the Company entered into a three year vendor financing facility for up to $5 million with IBM Credit Corporation (the "IBM Facility"). The IBM Facility may be used to finance the purchase of IBM hardware and software from IBM under a capital lease structure. Borrowings under the IBM Facility bear interest at a fixed rate, determined at the date of purchase equal to the average

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. DEBT: (CONTINUED)
yield to maturity of the five-year Treasury Note plus a rate adjustment which varies by the type of equipment purchased. The outstanding borrowings on the IBM Facility carry interest rates ranging from 6.9% to 15.4% with a weighted average interest rate at December 31, 2000, of 11.8%. Interest expense on the IBM Facility was approximately $184,000 and $34,000 for the years ended
December 31, 2000 and 1999, respectively.

    ASCEND FINANCING AGREEMENT

    In May 1999, the Company entered into a vendor financing facility for up to $20 million bearing interest at 8.5% with Ascend Credit Corporation ("Ascend Facility"). The Ascend Facility may be used to finance equipment purchased from Ascend under a capitalized lease structure. Interest expense was approximately $168,000 and $58,000 for the years ended December 31, 2000 and 1999, respectively.

    ALLIED FACILITY

    In June 2000, the Company entered into a $20 million unsecured facility from Allied with a balloon payment due at maturity in June 2005. The Allied Facility may be used for general corporate purposes, including, without limitation, the purchase of telecommunications assets. The Allied Facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. In connection with entering into the Allied Facility, the Company issued a stock purchase warrant to Allied pursuant to which, at any time and from time to time until June 30, 2005, Allied is entitled at its sole option to purchase an aggregate of 125,000 shares of common stock at an exercise price of $11.21 per share, subject to certain antidilution adjustments. Under the terms of the Allied Facility, the Company is subject to certain financial and operational covenants, including but not limited to restrictions on the Company's ability to pay dividends and level of indebtedness. Amounts outstanding are also subject to acceleration upon a material adverse change in the business. After July 1, 2002, the Company can prepay all or part of this loan without penalty. Interest expense on the Allied Facility was approximately $1.7 million for the year ended December 31, 2000.

    In April 2001, two of the wholly owned subsidiaries of the Company, Operating and Licensing, together borrowed an aggregate of $20 million from Allied. These funds were distributed to the parent company as a dividend. The proceeds were used to repay the Company's outstanding indebtedness under the Allied Facility. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interest at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, the Company is subject to certain financial and operational covenants, including limitations on its ability to incur additional indebtedness.

    In addition, Operating and Licensing entered into a twenty-four month revolving accounts-receivable purchase facility with Allied, resulting in net proceeds of approximately $14.3 million, approximately $7.625 million of which was used to pay NTFC overdue loan payments, prepayments and a commitment fee of $125,000. The proceeds of this purchase facility may be used for general corporate purposes including payments on the NTFC Facility as described above. Under the purchase facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. The annual discount rate payable by the Company with respect to the purchase price is 16%. During the two-year term of the facility, Allied is obligated to use proceeds from collection of the accounts receivable to

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

6. DEBT: (CONTINUED)
purchase additional interests in other accounts receivable up to a maximum aggregate amount of $15 million, assuming that the Company remains in compliance with the financial and other covenants pursuant to this facility.

    COAST FACILITY

    In May 2000, the Company entered into a credit facility for up to $12.0 million the Coast Facility due in November 2002. The Coast Facility may be used to satisfy various operating liabilities. The interest rate on the Coast facility is the Prime Rate plus 3.5%, with a floor of 9%. Interest expense on the Coast Facility was approximately $847,000 for the year ended December 31, 2000.

    COMMERCIAL LOAN AGREEMENT

    In July 1997, the Company entered into a loan agreement ("Loan") with a commercial bank ("Lender"). In December 1998, the Company terminated the Loan. In connection with the termination, the Company recognized an extraordinary loss of $514,000 related to the write-off of deferred financing costs and debt discounts related to the Loan.

    In connection with the Loan, the Company issued the Lender warrants to purchase 539,800 shares of the Company's common stock at $8.46 per share. Vesting on the remaining warrants was contingent on the occurrence of certain events. In December 1997, as a result of the Company's completed initial public offering of common stock, the remaining warrants were retired. The warrants were valued at $823,000 and are classified as a component of stockholders' equity. As of December 31, 2000, warrants to acquire 725,126 shares of common stock remain outstanding and expire July 1, 2002.

    Debt maturities as of December 31, 2000, excluding capital lease obligations, are as follows (in thousands);

2001..............................................    76,031
2002..............................................        --
2003..............................................        --
2004..............................................        --
2005..............................................        --
Thereafter........................................   158,444
                                                    --------
                                                    $234,475
                                                    ========

7. COMMITMENTS AND CONTINGENCIES:

LEASES

    The Company leases office space and equipment under non-cancelable operating leases. Rent expense was approximately $4.6 million, $2.3 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The terms of the office lease require the Company to pay a proportionate share of real estate taxes and operating expenses. The Company also leases equipment

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES: (CONTINUED) under capital lease obligations. The future minimum commitments under lease obligations are as follows (in thousands):

                                                            CAPITAL       OPERATING
FOR THE YEAR ENDING DECEMBER 31,                             LEASES        LEASES
--------------------------------                            --------      ---------
2001......................................................   $ 350         $ 2,738
2002......................................................      --           2,372
2003......................................................      --           2,264
2004......................................................      --           2,262
2005......................................................      --           1,375
Thereafter................................................      --           2,960
                                                             -----         -------
                                                               350         $13,971
                                                                           =======

Less--Amounts representing interest.......................     (16)
Less--Current portion.....................................    (334)
                                                             -----
Long-term portion.........................................   $  --
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

8. STOCKHOLDERS' EQUITY (DEFICIT):

    COMMON AND PREFERRED STOCK

    In November 2000, the Company issued 1,885,000 shares of voting common stock for net proceeds of approximately $6.7 million through a private placement. The Company did not register these shares for resale within the prescribed period following the issuance of such shares. As a result, the Company was required to issue an additional 188,500 shares. The Company has accrued the fair value of this obligation as of December 31, 2000, in the accompanying financial statements.

    In May 2000, the Company issued 1,377,800 shares of unregistered common stock for net proceeds of approximately $15.4 million through a private placement. The Company subsequently registered the shares for resale.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)
    In December 1999, the Company issued 1,875,000 shares of voting common stock for net proceeds of approximately $29.0 million through a private placement. The Company subsequently registered the shares for resale in January 2000.

    In 1997, the Board of Directors authorized 100,000 shares of $1.00 par value preferred stock. In 1999, the Board of Directors approved an increase in the authorized shares of common and preferred stock. In 1999, total common and preferred shares authorized increased to 40,000,000 and 1,000,000. The Board of Directors has the authority to issue these shares and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without further vote or action by the stockholders.

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

    STOCK OPTION PLANS

    In August 1997, the stockholders of the Company approved the 1997 Performance Incentive Plan (the "Performance Plan"). The Performance Plan provides for the award to eligible employees of the Company and others of stock options, stock appreciation rights, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. In 1998, the Board of Directors and stockholders approved an increase in the shares authorized for issuance under the Performance Plan to 18.5% of the common shares outstanding. The options expire ten years from the date of grant and vest ratably over five years. The Performance Plan provides that all outstanding options become fully vested in the event of a change in control, as defined. As of December 31, 2000 and 1999, approximately 740,256 and 264,689 options, respectively, were available for grant under the Performance Plan.

    The Company's Amended and Restated Stock Option Plan, reserves 270,000 shares of voting common stock to be issued to officers and key employees under terms and conditions to be set by the Company's Board of Directors. In conjunction with the Company's January 20, 1997, amendment to the plan, all options were cancelled and certain options were reissued at their original exercise prices, and compensation expense was recognized for the excess of the fair value of the common stock over the exercise price of the related options. The Company recognized approximately $131,000 in compensation expense for the year ended December 31, 1997, as the vesting of the options accelerated upon completion of the Initial Public Offering.

    On December 14, 1998, the Company repriced 581,150 options outstanding, which had exercise prices ranging between $10.00 and $26.75 per share to the then market price of $9.00 per share. This was the Company's first and only repricing of options and the repricing did not benefit executive officers, affiliates, or major stockholders.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)
    A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented in the following chart:

                                             2000                    1999                    1998
                                     ---------------------   ---------------------   --------------------
                                                 WEIGHTED                WEIGHTED               WEIGHTED
                                                  AVERAGE                 AVERAGE                AVERAGE
                                                 PRICE PER               PRICE PER              PRICE PER
                                      OPTIONS      SHARE      OPTIONS      SHARE     OPTIONS      SHARE
                                     ---------   ---------   ---------   ---------   --------   ---------
Options outstanding at January
  1,...............................  1,835,802    $12.91       743,600    $ 9.64      531,666    $ 9.96
Granted............................    830,990     11.58     1,248,652     14.47      977,900     10.54
Exercised..........................    (56,460)     8.86       (48,500)     8.69     (125,816)     1.85
Canceled...........................   (322,942)    14.22      (107,950)    10.30     (640,150)    12.81
                                     ---------    ------     ---------    ------     --------    ------
Options outstanding at December
  31,..............................  2,287,390    $12.35     1,835,802    $12.91      743,600    $ 9.64
                                     ---------    ------     ---------    ------     --------    ------
Options exercisable at December
  31,..............................    461,116    $11.76       161,450    $ 9.78       76,530    $ 9.23
                                     =========    ======     =========    ======     ========    ======

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                             -------------------------------------   -----------------------
                                                            WEIGHTED
                                                             AVERAGE     WEIGHTED                  WEIGHTED
                                                            REMAINING     AVERAGE                   AVERAGE
RANGE OF                                       NUMBER      CONTRACTUAL   PRICE PER     NUMBER      PRICE PER
EXERCISE PRICES                              OUTSTANDING      LIFE         SHARE     EXERCISABLE     SHARE
---------------                              -----------   -----------   ---------   -----------   ---------
$ 1.85--$ 6.00............................      363,550        9.76       $ 4.82        18,250      $ 3.66
$ 8.00--$ 8.50............................       26,000        6.23         8.29        13,400        8.11
$ 9.00--$12.00............................      992,260        8.34         9.77       250,900        9.11
$12.25--$16.56............................      230,800        8.26        13.59        74,930       13.84
$18.16--$18.50............................      551,080        9.01        18.45       103,636       18.45
$21.50--$27.87............................      123,700        9.13        26.43            --          --
                                              ---------        ----       ------       -------      ------
$ 1.85--$27.87............................    2,287,390        8.74       $12.35       461,116      $11.76
                                              =========        ====       ======       =======      ======

    The Company has elected to account for stock and stock rights in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. The Company has elected not to adopt SFAS
No. 123 for expense recognition purposes.

    Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value of options granted during the years ended December 31, 2000, 1999, and 1998 was estimated at the date of grant using a fair value option pricing model with the following weighted-average assumptions: risk-free interest rates of 5.5%, 6%, and 4.56%, respectively; no dividend yield; weighted-average expected lives of the options of five years, and expected volatility of 100%, 87%, and 95%, respectively.

    The fair value option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price characteristics

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED) that are significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock rights.

    The weighted-average fair value of options granted during 2000, 1999 and 1998, was $8.02 per share, $7.76 per share and $5.47 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the estimated service period. If the Company had used the fair value accounting provisions of SFAS No. 123, the pro forma net loss for 2000, 1999 and 1998 would have been approximately $133,062,000, $50,292,000 and
$20,130,000, respectively, or $9.73, $5.34 and $2.25 per share, respectively. The provisions of SFAS No. 123 are not required to be applied to awards granted prior to January 1, 1995. The impact of applying SFAS No. 123 may not necessarily be indicative of future results.

    Under the Performance Plan, the Company has granted options to acquire 57,500 shares of the Company's common stock to the Company's consultants in lieu of payment for certain consulting services to be performed in the future. Pursuant to SFAS No. 123, the Company recognized deferred compensation of $668,000 for the fair value of these options, as calculated using a fair value option pricing model, using the weighted average assumptions described above. For the years ended December 31, 2000, 1999 and 1998, the Company recognized expense of $124,000, $218,000 and $51,000, respectively, related to these options over the estimated service periods of the consultants.

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

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY (DEFICIT): (CONTINUED)

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

    The Rights plan was further amended by the Board of Directors in October 2000 to give the Board of Directors the authority to prevent the triggering of the dilutive provisions of the Plan with respect to specific persons and transactions.

    WARRANT AND REGISTRATION RIGHTS

    The Company agreed to issue to certain underwriters of the Initial Public Offering, warrants to purchase up to 150,000 shares of common stock at an exercise price of $13.20 per share. The warrants are exercisable for a period of five years beginning October 1998. The holders of the warrants will have no voting or other stockholder rights unless and until the warrants are exercised. The fair value of these warrants was approximately $870,000 when issued, and is classified in stockholders' equity. Exercised warrants equaled 20,000, during 2000. No warrants were exercised in either 1999 or 1998.

    As of December 31, 2000, the Company has warrants outstanding of 725,126 in connection with debt issuances and agreements. Warrants issued in connection with the Senior Notes and Warrants Offering have an exercise price of $24.20 and expire in May 2008. Warrants issued in connection with the Commercial Loan Agreement have an exercise price of $8.46 and are exercisable for a period of five years beginning July 1997. These warrants expire on July 1, 2002. The holders of the warrants will have no voting or other stockholder rights unless and until the warrants are exercised.

    EMPLOYEE BENEFIT PLANS

    During 1998, the Company adopted the Startec Employee 401(K) Plan (the "Plan"), a defined contribution plan. Employees are eligible for the Plan after completing at least one year of service and attaining age 20. The Plan allows for employees to contribute up to 15% of their compensation. In September 1998, the Company adopted a contribution matching plan pursuant to which the Company, at its discretion, may contribute shares of the Company's common stock in an amount up to five percent of employee contributions. In the years ended December 31, 2000 and 1999, the Company contributed approximately 7,030 and 5,000 shares, respectively. These shares will vest ratably over a five year period from the date of employment.

9. INCOME TAXES:

    The Company has net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $108,094,000 and $79,578,000, as of December 31, 2000 and 1999, respectively, which may be applied against future taxable income and expire between 2010 and 2020. The use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. SFAS No. 109 requires that the tax benefit of NOLs for financial reporting purposes be recorded as an asset to the extent that

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

9. INCOME TAXES: (CONTINUED)
management assesses the realization of such deferred tax assets is "more likely than not." A valuation reserve is established for any deferred tax assets that are not expected to be realized.

    As a result of historical and projected operating losses, a valuation allowance equal to the net deferred tax asset was recorded for all periods presented.

    The tax effect of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows (in thousands):

                                                                DECEMBER 31,
                                                           ----------------------
                                                             2000          1999
                                                           --------      --------
Deferred tax assets:
  Net operating loss carryforwards.......................  $41,746       $30,733
  Allowance for doubtful accounts........................    6,097         1,531
  Contested liabilities..................................      680         1,052
  Other..................................................      182           456
                                                           -------       -------
    Total deferred tax assets............................   48,705        33,772
                                                           -------       -------
Deferred tax liabilities:
  Depreciation...........................................    5,495         3,227
  Other..................................................      262            19
                                                           -------       -------
    Total deferred tax liabilities.......................    5,757         3,246
                                                           -------       -------
Net deferred tax assets..................................   42,948        30,526
Valuation allowance......................................  (42,948)      (30,526)
                                                           -------       -------
                                                           $    --       $    --
                                                           =======       =======

Pursuant to Section 448 of the Internal Revenue Code, the Company was required to change from the cash to the accrual method of accounting. The effect of this change was amortized over four years for tax purposes.

10. RELATED-PARTY TRANSACTIONS:

    The Company has an agreement with an affiliate of a stockholder of the Company that calls for the purchase and sale of long distance services. Revenues generated from this affiliate amounted to approximately $422,000, $825,000 and $1.9 million or 0.1%, 0.3% and 1.2% of total net revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The Company was in a net accounts receivable position with this affiliate of approximately $301,000 and $286,000 as of December 31, 2000 and 1999, respectively. Services provided by this affiliate and recognized in cost of services amounted to approximately $113,000, $409,000 and $366,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

    The Company also has a lease with an affiliate of a stockholder of the Company (see Note 7).

    The Company issued a loan to Mr. Mukunda in October 1998 in an amount equal to $400,000 at an interest rate of 7.67%. Effective October 25, 2000, the amount of the loan was increased to $961,000. As of December 31, 2000, the Company established a valuation reserve against 100% of the loan outstanding.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11. BUSINESS SEGMENT DATA:

    The Company changed the composition of its reportable segments during 2000. Previously, the Company had classified its operations into two industry segments, traditional telecommunications services and IP services. The traditional telecommunications service segment was evaluated by management on a regional basis. The IP services segment was evaluated by management on a product basis. In 2000, the Company stopped evaluating services by product, and began evaluating all services by region. In addition, the Company views traffic terminating on its IP network as IP revenue. The IP revenue represents wholesale VoIP and residential and business traffic. All other traffic is considered to be circuit switched revenue. Restatement of prior period segment amounts is impractical and in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company will present segment information for 2000, the year in which the change occurred, under the old method and under the new method.

    The Company evaluates the performance of its segments based primarily on Earnings before Interest, Taxes, Depreciation, Amortization and loss on impairment ("EBITDA"). The Company's interest income and expense is included in the consolidated Federal income tax return of the Company and its subsidiaries and is allocated based upon the relative contribution to the Company's consolidated general and administrative expense.

    The majority of the Company's selling, general, and administrative cost is incurred by the North American operations. However, selling, general, and administrative cost is allocated to the Company's other segments based on the total head count for the Company.

    The following table presents revenues and other financial information on a segmented basis based on product, which was the old method, as of and for the year ended December 31, 2000 (in thousands):

                                                   LONG DISTANCE
                                                 TELECOMMUNICATIONS                 IP
                                           ------------------------------   -------------------
                                            NORTH
                                           AMERICA     EUROPE      ASIA      ESTART      VOIP     CONSOLIDATED
                                           --------   --------   --------   --------   --------   ------------
Net revenues.............................  $138,911   $11,519    $ 3,493    $117,005   $53,619      $324,547

Gross margin.............................     9,407     2,081      1,144      37,488    15,494        65,614
Selling, marketing, general and
  administrative expense.................    31,661     9,683      4,838      47,300     6,322        99,804
EBITDA...................................   (22,254)   (7,602)    (3,694)     (9,812)    9,172       (34,190)
Depreciation and amortization expense....     8,076       236        485       7,410       521        16,728
Interest expense.........................    27,519        59          1         128        --        27,707
Interest income..........................     2,720        14         24          54        --         2,812
Fixed Assets, gross......................    85,960    35,403     16,194       9,565     1,087       148,209
Total assets.............................  $174,166   $48,986    $17,230    $  9,720   $ 3,908      $254,010

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11. BUSINESS SEGMENT DATA: (CONTINUED)
    The following table presents revenues and other financial information on a regional and segmented basis for the year ended December 31, 1999 (in thousands);

                                                   LONG DISTANCE
                                                 TELECOMMUNICATIONS
                                           ------------------------------
                                            NORTH
                                           AMERICA     EUROPE      ASIA            IP           CONSOLIDATED
                                           --------   --------   --------   -----------------   ------------
Net revenues.............................  $263,611   $ 7,169    $ 5,691        $     --          $276,471

Gross margin.............................    31,747      (594)     2,583              --            33,736
Selling, marketing, general and
  administrative expense.................    42,204    10,328      3,193           1,467            57,192
EBITDA...................................   (10,457)  (10,922)      (610)         (1,467)          (23,456)
Depreciation and amortization expense....     6,364       657        732              --             7,753
Interest expense.........................    21,794        19         --              --            21,813
Interest income..........................     5,019        22         36              --             5,077
Fixed Assets, gross......................    83,897     2,249      3,077          15,420           104,643
Total assets.............................   249,890     8,256      9,998          12,487           280,631

    The following table presents revenues and other financial information on a segmented basis based on region, which is the new method, as of and for the year ended December 31, 2000 (in thousands):

                                       NORTH                              TOTAL
                                      AMERICA     EUROPE      ASIA     CONSOLIDATED
                                      --------   --------   --------   ------------
Net revenues:
  IP................................  $150,836   $ 23,178   $ 7,260      $181,274
  Circuit switched..................   138,910      4,363        --       143,273
                                      --------   --------   -------      --------
    Total net revenues..............   289,746     27,541     7,260       324,547
Gross margin:
  IP................................    49,706      2,518     2,546        54,770
  Circuit switched..................     9,406      1,438        --        10,844
                                      --------   --------   -------      --------
    Total gross margin..............    59,112      3,956     2,546        65,614
Selling, marketing, general and
  administrative expense............    65,382     22,607    11,815        99,804
EBITDA..............................    (6,270)   (18,651)   (9,269)      (34,190)
Depreciation and amortization
  expense...........................    14,747      1,028       953        16,728
Interest expense....................    27,638         69        --        27,707
Interest income.....................     2,749         --        63         2,812
Fixed assets, gross.................    96,612     35,403    16,194       148,209
Total assets........................  $187,794   $ 48,986   $17,230      $254,010

    The net book value of the Company's long-lived assets located in the United States were $82,383,000 and $83,897,000 as of December 31, 2000 and 1999,
respectively.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

11. BUSINESS SEGMENT DATA: (CONTINUED)
    Substantially all of the Company's revenues for each period presented were derived from long-distance telecommunications service calls originated within the United States and terminated outside the United States. Net revenues terminated by geographic area were as follows (in thousands):

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  2000        1999        1998
                                                ---------   ---------   ---------
Asia Pacific Rim..............................  $ 92,336    $102,809    $ 72,274
Middle East/North Africa......................    37,933      43,373      30,303
Sub-Saharan Africa............................    23,043      26,718      13,020
Eastern Europe................................    27,679      25,180      15,539
Western Europe................................    34,903      12,346       2,725
North America.................................    45,321       7,785       5,661
South America and Other.......................    63,332      58,260      21,647
                                                --------    --------    --------
Total.........................................  $324,547    $276,471    $161,169
                                                ========    ========    ========

12. SIGNIFICANT CUSTOMERS AND SUPPLIERS:

    A significant portion of the Company's net revenues is derived from a limited number of customers. During 2000, 1999 and 1998, the Company's five largest carrier customers accounted for approximately 18%, 35% and 61% of net revenues, respectively. No customers accounted for ten percent or more of net revenues in 2000. One customer accounted for ten percent or more of net revenues in 1999 and 1998. The Company's agreements and arrangements with its carrier customers generally may be terminated on short notice without penalty. The following customer provided 10% or more of the Company's total net revenues in the years indicated (in thousands):

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
WorldCom, Inc.......................................     *       $61,927    $38,289

------------------------

*   Represents less than 10% of the total.

    SIGNIFICANT SUPPLIERS

    A significant portion of the Company's cost of services is purchased from a limited number of suppliers. The following suppliers provided 10% or more of the Company's total cost of services in the year indicated (in thousands):

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
WorldCom, Inc.......................................     *       $22,213          *
Pacific Gateway Exchange............................     *             *    $14,421

------------------------

*   Represents less than 10% of the total

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The fair value of certain financial assets and liabilities are shown below:

                                                        DECEMBER 31, 2000        DECEMBER 31, 1999
                                                      ----------------------   ----------------------
                                                      CARRYING        FAIR     CARRYING        FAIR
                                                       AMOUNT        VALUE      AMOUNT        VALUE
                                                      --------      --------   --------      --------
Financial assets:
  Pledged short-term marketable securities..........  $  9,859      $ 9,844    $ 28,108      $ 29,401
Financial liabilities:
  Senior Notes, excluding debt discount.............   160,000        9,600     160,000       129,600
Vendor financing and credit facilities..............  $ 76,031      $64,860    $ 38,948      $ 38,948

    Short-term marketable securities and the Senior Notes are valued based on quoted market prices. The fair values of the vendor financing and credit facilities are estimated based on expected future payments discounted at the Company's incremental borrowing rate.

    The carrying amounts for current assets, restricted cash and current liabilities other than vendor financing and the credit facilities approximate their fair value due to their short maturity. The fair value of notes payable to individuals and others and notes payable to related parties cannot be reasonably and practicably estimated due to the unique nature of the related underlying transactions and terms. However, given the terms and conditions of these instruments, if these financial instruments were with unrelated parties, interest rates and payment terms could be different than the currently stated rates and terms.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

14. ACQUISITIONS:

    In the first quarter of 2000, the Company acquired several VoIP termination facilities from various vendors for approximately $2.2 million in cash and approximately $1.9 million in common stock. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $4.1 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In March 2000, the Company acquired VTC for approximately $1.1 million in cash and 520,463 shares of common stock valued at approximately $12.3 million. VTC provides domestic and international long distance services in Canada. VTC markets its telephone services to ethnic communities in Canada, including Taiwanese, Chinese, Romanian and Serbian communities. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $14.2 million to goodwill. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

    In March 2000, the Company acquired DLC Enterprises Inc. ("DLC"), a New York-based telecommunications company for approximately $0.5 million. DLC offers dial-1, debit card and ISP services. DLC provides Startec with a management and sales force, proprietary billing and customer provisioning software and small business revenue. The acquisition of DLC facilitates the introduction of commercial services for ethnic and mid-sized business customers. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately
$1.1 million to goodwill. If certain financial criteria are met by April 30, 2001, the Company is subject to a contingent payment of approximately
$5.6 million payable in cash of approximately $0.6 million and $5.0 million in the form of either cash or the Company's common stock. Purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known.

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

    In July 1999, the Company acquired the fixed assets and customers of Worldwide Telecommunications Company Limited, Infinity Telecommunications Limited and Pacific Direct, Inc. (collectively "Worldwide Group") for approximately $200,000 in cash and 54,482 shares of common stock valued at $790,000. Worldwide Group provides voice and data services to businesses and

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

14. ACQUISITIONS: (CONTINUED)
individuals in the Hong Kong, China region. The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of $1.1 million to goodwill.

    In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of the common stock. The Company acquired an additional 20.4% ownership interest through a cash tender offer and open market purchases for a total ownership interest of approximately 85%. Total consideration amounted to approximately $11.3 million, including acquisition costs. The Company recognized approximately $10.5 million in intangible assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland and additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. Common shares of PSN are traded on the Nouveau Marche Exchange in France.

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

    The Company's summarized, unaudited consolidated pro forma results of operations, assuming the above transactions occurred on January 1, 1999 are as follows (in thousands, except per share amounts):

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         ---------   --------
                                                             (UNAUDITED)
Net revenues...........................................  $ 327,887   $292,422
Loss from operations...................................   (100,951)   (30,143)
Loss before extraordinary item.........................   (127,321)   (47,274)
Net loss...............................................   (128,223)   (47,274)
Basic and diluted net loss per common share:
  Net loss before extraordinary item...................      (9.31)     (5.02)
  Net loss per common share............................      (9.38)     (5.02)

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

14. ACQUISITIONS: (CONTINUED)
    Operations for SigmaNet, Global Villager and DLC were not significant for 2000 and 1999. Operations for PSN were not significant for January 1999. These were eliminated from the pro forma table.

15. INVESTMENTS:

    In March 2000, the Company acquired a 19.9% ownership interest in Datalink Telecommunications Limited ("Datalink") in exchange for 200,000 shares of the Company's common stock valued at $3.92 million. Datalink is a telecommunications provider incorporated in Canada that owns and operates a fiber optic telecommunications network to emerging countries. During the second quarter of 2000, the Company received a $375,000 note payable from Datalink due within one year at 12% interest per year. At year-end, Startec provided a valuation reserve against the note and recorded the expense within general and administrative expenses within the accompanying statements of operations.

    In May 1999, the Company entered into an agreement to acquire up to a 49% fully diluted ownership interest in Dialnet Communications Limited ("Dialnet") for up to $1.6 million. Dialnet provides value added voice and data services in India. Pursuant to the agreement, which became effective July 1999 upon approval by the government of India, the Company made a total investment of $1 million, and also extended $600,000 in credit to Dialnet. Through July 2002, the Company can require that the face amount of Dialnet's outstanding debt be converted into common stock of Dialnet. As of December 31, 2000, the Company had an equity investment of $1.3 million in Dialnet, and $600,000 outstanding under the loan.

    In February 1999, the Company acquired a 20% equity ownership interest in BCH Holding Company, Inc. ("BCH") with operations in Poland, for approximately $1.2 million. Concurrent with the acquisition, Startec received a $2.5 million note payable from BCH convertible at Startec's option into common shares equivalent to an additional 28% fully diluted ownership interest of BCH. BCH is a reseller of international voice and a licensed Internet service provider in Poland. During the second and third quarters of 2000, the Company extended an additional $0.5 million to BCH. At year-end, based on the financial condition of BCH, the Company provided a valuation reserve against the entire $3.0 million loan to BCH and recorded the expense within general and administrative expenses in the accompanying consolidated statements of operations.

16. IMPAIRMENT LOSSES:

    SIGMANET AND GLOBAL VILLAGER. In the fourth quarter of 2000, in its efforts to reduce operating losses and conserve cash, the Company decided to abandon certain of its web portal services. As a result, the Company discontinued its web portal operations to the Asian Indian community that was operating under the name of IAOL and the Company's bilingual Chinese/English Web community, DragonSurf.com. The Company obtained IAOL and DragonSurf.com in December 1999 and March 2000, respectively, through the acquisitions of SigmaNet and Global Villager. As the Company could not continue to fund the operating cash needs of the web portals and as management did not foresee a near term improvement in the cash flows of the respective portals, the Company decided to shut down their operations. As a result, the Company recognized an impairment charge of approximately $17.4 million for the unamortized intangibles and goodwill of IAOL and DragonSurf.com.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

16. IMPAIRMENT LOSSES: (CONTINUED)
    SUNRISE. Pursuant to an agreement with Sunrise World Communications, Inc. ("Sunrise") dated September 29, 2000, the Company acquired a 40% equity interest in Sunrise and a 5 year carrier services agreement in exchange for certain VoIP termination facilities and the forgiveness of accounts receivable due the Company from Sunrise. Sunrise provides Internet communications service between the United States and certain emerging countries. During the first nine months of 2000, the Company earned revenue of approximately $24.5 million from terminating traffic on behalf of Sunrise. The corresponding receivable together with certain other deposits and VoIP termination facilities, with a carrying value of $4.3 million, were exchanged for Sunrise common stock and a favorable carrier services agreement. The Company valued the investment in Sunrise at approximately $29.6 million based on the carrying value of assets exchanged and as supported by a third party appraisal for the value of Sunrise's equity. The transaction was negotiated at a time when Internet communications entities were highly valued in the market place. Given the dramatic downturn in market valuations and liquidity concerns facing telecommunication entities, the Company expensed the investment in Sunrise during its fourth quarter. While management continues to believe that the carrier services agreement provided by Sunrise is valuable to the Company, there can be no assurance that these services will continue to be available to the Company over the term of the agreement.

    ASIAN TELECOMMUNICATIONS BUSINESS. Given the Company's historical operating losses, current liquidity concerns and a significant decline in the market value of the Company's common stock, the Company reviewed its long-lived assets including identifiable intangible assets and goodwill for impairment. The Company performed its review based upon projected probable undiscounted cash flows for its respective operating regions. The Company concluded that the probable undiscounted cash flows for its Asian telecommunications business would be less than the carrying value of the respective long-lived assets. This reflects the Company's reduction in force in its Hong Kong operations. The Company recognized an impairment charge of $3.3 million to reduce long-lived assets and goodwill with a carrying value of approximately $16 million to estimated fair value.

17. QUARTERLY FINANCIAL DATA (UNAUDITED):

    The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

17. QUARTERLY FINANCIAL DATA (UNAUDITED): (CONTINUED) necessary for a fair presentation of the results of operations for the interim periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                          2000
                                                       -------------------------------------------
                                                        FIRST      SECOND     THIRD       FOURTH
                                                       QUARTER    QUARTER    QUARTER    QUARTER(1)
                                                       --------   --------   --------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.........................................  $ 77,376   $ 89,166   $ 83,198    $ 74,807
Gross margin.........................................    14,486     16,802     18,391      15,935
Loss from operations.................................    (7,117)    (8,627)    (7,539)    (77,890)
Net loss.............................................   (12,176)   (15,624)   (15,127)    (85,428)
Basic and diluted loss per common share:
  Net loss...........................................     (1.05)     (1.16)     (1.05)      (5.60)
  Weighted average common shares outstanding--
    basic and diluted................................    11,615     13,498     14,345      15,247

                                                                         1999
                                                       -----------------------------------------
                                                        FIRST      SECOND     THIRD      FOURTH
                                                       QUARTER    QUARTER    QUARTER    QUARTER
                                                       --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.........................................  $ 57,714   $ 61,916   $ 76,616   $ 80,225
Gross margin.........................................     5,060      7,188     10,071     11,417
Loss from operations.................................   (10,260)    (7,899)    (6,860)    (6,190)
Net loss.............................................   (13,827)   (11,922)   (11,272)   (11,214)
Basic and diluted loss per common share:
  Net loss...........................................     (1.51)     (1.28)     (1.19)     (1.15)
  Weighted average common shares outstanding--
    basic and diluted................................     9,144      9,390      9,422      9,681

------------------------

(1) Loss from operations in the fourth quarter includes an impairment charge of $50.3 million (Note16), additional bad debt provisions of $8 million reflecting management's decision to exit the carrier circuit switched business, and valuation reserves against BCH, Datalink and employee receivables of $5.0 million.

18. SUBSEQUENT EVENTS:

    On January 23, 2001, the Company gave notice to Capsule
Communications, Inc. ("Capsule") that Capsule had breached the terms of the merger agreement entered into on November 2, 2000 among the Company, Capsule, Gold & Appel Transfer, S.A. and Foundation for the International Nongovernmental Development of Space. On January 25, 2001, Capsule issued a press release stating that it had terminated the merger agreement. On March 12, 2001, the Company, Capsule, Gold & Appel and Foundation for the International Nongovernmental Development of Space announced that they had resolved all issues resulting from the termination of the merger agreement. In connection with the termination of the merger agreement, the Company agreed to make a series of payments to Capsule over several months in 2001 for an aggregate of approximately $400,000. In March 2000, the Company paid $100,000 in connection with this settlement.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

18. SUBSEQUENT EVENTS: (CONTINUED)
    In March 2001, the Company executed an engagement letter with Jefferies & Company, Inc., pursuant to which Jefferies has agreed to act as the Company's financial advisor. In connection with the execution of the engagement letter, the Company paid Jefferies a non-refundable cash fee of $200,000. In addition, the Company has agreed to pay Jefferies additional fees in connection with the services to be provided under the engagement letter in the future. Under certain circumstances, the Company may be required to issue warrants to Jefferies exercisable into shares of its voting common stock.

    In March 2001, the Company issued an additional 185,500 shares of its voting common stock to the investors who had participated in the Company's
November 2000 private placement. These shares were issued in compensation for the Company's failure to timely file a registration statement with respect to the resale of the shares of voting stock originally issued in connection with the November 2000 private placement.

    On April 5, 2001, the Company received written notification from the Nasdaq Listing Qualifications Department, stating that the Company's common stock no longer met certain requirements for continued listing on the Nasdaq National Market. As permitted under Nasdaq's rules, the Company has appealed the delisting determination. The Company's request for an appeal will suspend the delisting process pending a decision by the Nasdaq Listing Qualifications Panel. The Company does not believe it will be eligible to list its securities on the Nasdaq Small Cap Market should the securities be delisted from the Nasdaq National Market.

    In April 2001 two of the Company's wholly owned subsidiaries, Startec Global Operating Company and Startec Global Licensing Company, borrowed an aggregate of $20 million from Allied, which funds were distributed to the Company and used to repay the Company's outstanding indebtedness under the Allied Facility. As a result, the Company no longer has any indebtedness to Allied, but the Company's two subsidiaries are indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. In addition, Operating and Licensing entered into an accounts-receivable purchase transaction with Allied, resulting in net proceeds of approximately
$14.3 million, approximately $7.625 million of which was used to pay NTFC overdue loan payments, prepayments and a commitment fee of $125,000.

    In conjunction with the restructuring of the Allied indebtedness described below, the Company amended the NTFC Facility. Pursuant to the amendment, NTFC agreed to waive certain defaults and revise certain financial covenants. In connection with this amendment, the Company paid NTFC $7.5 million in loan prepayments and a $125,000 commitment fee. The Company also agreed to issue NTFC a stock purchase warrant to purchase 25,000 shares of voting stock upon any restructuring of the Senior Notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth the names and other information about our executive officers and directors. Our board of directors is divided into three classes of directors, each containing, as nearly as possible, an equal number of directors. Directors within each class are elected to serve three-year terms, and approximately one-third of the directors stand for election at each annual meeting of the stockholders.

                                              AGE                POSITION WITH COMPANY
                                            --------   ------------------------------------------
Ram Mukunda...............................     42      Chairman, President, and Chief Executive
                                                       Officer
Prabhav V. Maniyar........................     41      Chief Financial Officer and Director
Nazir G. Dossani..........................     59      Director
Richard K. Prins..........................     44      Director
Sudhaker Shenoy...........................     54      Director
Anthony A. Das............................     47      Chief Operating Officer, VoIP and Managed
                                                       Network Services
John H. Wolaver...........................     55      Chief Operating Officer, North American
                                                       Operations
David Venn................................     40      Chief Operating Officer, European
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

    Prabhav V. Maniyar joined us as Chief Financial Officer in January 1997. From June 1993 until he joined us, Mr. Maniyar was the Chief Financial Officer of Eldyne, Inc., Unidyne Corporation and Diversified Control Systems, LLC, collectively known as the Witt Group of Companies. The Witt Group of Companies was acquired by the Titan Corporation in May 1996. From June 1985 to May 1993, Mr. Maniyar held progressively more responsible positions with NationsBank.
Mr. Maniyar earned a B.S. in Economics from Virginia Commonwealth University and an M.A. in Economics from Old Dominion University.

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

    Sudhakar Shenoy joined us as a director in 1999. He is the founder and Chief Executive Officer of Information Management Consultants, an internationally recognized systems and software development firm serving the public and private sectors for more than the last five years. Mr. Shenoy received a B.A. in electrical engineering from the Indian Institute of Technology, an M.S. in electrical engineering and an M.B.A. from the University of Connecticut Schools of Engineering and Business Administration, respectively.

    Anthony A. Das has been our Chief Operating Officer for Online Services since November 2000. Mr. Das joined us in February 1997. Prior to joining us, Mr. Das was a senior consultant at Armitage Associates between 1995 and 1997. Prior to joining Armitage Associates, he served as a senior career executive in the Office of the Secretary, Department of Commerce from 1993 to 1995. From 1990 to 1993, Mr. Das was the Director of Public Communication at the State Department.

    John H. Wolaver joined us as Chief Operating Officer, North American operations, in December 1999. Mr. Wolaver was most recently an executive vice president and chief operating officer of United Telesis, LLC in Washington, D.C. Mr. Wolaver has almost 20 years of telecommunications experience, particularly in the areas of sales and marketing. At Sprint, he was a director in the partnership marketing/consumer services group. At MCI he was a director in corporate marketing. Mr. Wolaver received a B.A. in liberal arts from Purdue University, an M.A. in finance and statistics from Central Michigan University and an M.B.A. from The Wharton School of the University of Pennsylvania.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of ownership and changes in their ownership of our common stock with the Securities and Exchange Commission. Such insiders are required these regulations to furnish us with copies of all Section 16(a) reports that they file.

    Based solely on our review of the copies of such reports (and any amendments thereof) received by us, or written representations from such reporting persons that no Form 5s were required for those persons, we believe that our directors and executive officers complied with all applicable Section 16(a) filing requirements for fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain summary financial information concerning compensation for services in all capacities awarded to, earned by or paid to, our chief executive officer and our four other most highly compensated executive officers who were serving at the end of 2000, whose aggregate cash and cash equivalent compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM COMPENSATION
                                                  ANNUAL COMPENSATION      -------------------------------------
                                                ------------------------       SECURITIES       ALL OTHER ANNUAL
NAME AND PRINCIPAL POSITION            YEAR      SALARY          BONUS     UNDERLYING OPTIONS   COMPENSATION(1)
---------------------------          --------   --------       ---------   ------------------   ----------------
Ram Mukunda........................    2000     $569,910       $     --              --             $35,426
  President, Chief Executive
  Officer                              1999      324,987             --          40,000              35,426
                                       1998      401,117(2)          --          30,000              35,000

Prabhav V. Maniyar.................    2000      368,627             --              --              15,846
  Chief Financial Officer              1999      233,645             --          21,000              15,846
                                       1998      180,042             --          15,000              18,000

Anthony A. Das.....................    2000      166,067             --              --                  --
  Chief Operating Officer,             1999      152,305             --          21,000                  --
  Online Services                      1998      124,167             --          15,000                  --

John H. Wolaver (3)................    2000      213,231             --              --                  --
  Chief Operating Officer,             1999           --             --          36,500                  --
  North American Operations            1998           --             --              --                  --

------------------------

(1) This amount includes the value of an automobile allowance.

(2) Includes $102,000 accrued salary for prior periods.

(3) Mr. Wolaver joined us on December 28, 1999.

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

EMPLOYMENT AGREEMENTS

    Startec entered into an employment agreement with Mr. Ram Mukunda on July 1,1997, pursuant to which Mr. Mukunda holds the positions of President, Chief Executive Officer and Treasurer, was paid an initial annual base salary of $250,000 per year, is entitled to participate in the 1997 Stock Incentive Plan, is eligible to receive a bonus of up to 40% of his base salary as determined by the Compensation Committee based upon our financial and operating performance, and is entitled to receive an automobile allowance of $1,500 per month. In addition, the agreement provides that, if there is a "Change of Control,"
Mr. Mukunda will receive, for the longer of 12 months or the balance of the term under his employment agreement (which initially could be for a period of up to three years), the following benefits: (1) a severance payment equal to $20,830 per month; (2) a pro rata portion of the bonus applicable to the calendar year in which such termination occurs; (3) all accrued but unpaid base salary and other benefits as of the date of termination; and (4) such other benefits as he was eligible to participate in at and as of the date of termination. Effective July 1, 1998, Mr. Mukunda's annual base salary was increased to $325,000.

    We also entered into an employment agreement with Prabhav V. Maniyar on July 1, 1997, pursuant to which Mr. Maniyar holds the positions of Senior Vice President, Chief Financial Officer and Secretary, was paid an initial annual base salary of $175,000 per year, is entitled to participate in the 1997 Stock Incentive Plan, is eligible to receive a bonus of up to 40% of his base salary as determined by the Compensation Committee based upon our financial and operating performance, and is entitled to receive an automobile allowance of $750 per month. Mr. Maniyar resigned effective February 22, 2000 as secretary. In addition, the agreement provides that if there is a "Change of Control,"
Mr. Maniyar will receive, for the longer of 12 months or the balance of the term under his employment agreement (which initially could be for a period of up to three years), the following benefits: (1) a severance payment equal to $14,580 per month; (2) a pro rata portion of the bonus applicable to the calendar year in which such termination occurs; (3) all accrued but unpaid base salary and other benefits; and (4) such other benefits as he was eligible to participate in at and as of the date of termination. Effective July 1, 1998, Mr. Maniyar's annual base salary was increased to $225,000.

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

    On December 28, 1999, we entered into an employment agreement with David Venn. Under the agreement, Mr. Venn receives a base salary of $225,000 and is eligible for an annual bonus of up to 40% of his base salary as determined by our board of directors or president. The agreement provides for limited severance payments if he is terminated without cause equal to his base salary for a period of six months. The agreement expires on December 31, 2002 unless extended and contains confidentiality and non-competition provisions.
Mr. Venn's employment with the Company was terminated without cause, effective January 2001.

STOCK OPTION GRANTS

    The following table sets forth certain information regarding grants of options to purchase common stock made by the Compensation Committee during the fiscal year ended December 31, 2000, to each of the officers listed in the summary compensation table above. No stock appreciation rights were granted during 2000. On April 12, 2001, the closing price of our common stock was $0.47.

                                                                                                  REALIZED VALUE AT
                                                                                                ASSUMED ANNUAL RATES
                              NUMBER OF    PERCENTAGE OF                                           OF STOCK PRICE
                              SECURITIES   TOTAL OPTIONS                                          APPRECIATION FOR
                              UNDERLYING    GRANTED TO                  MARKET                     OPTIONS TERM(3)
                               OPTIONS     EMPLOYEES IN    EXERCISE    PRICE ON    EXPIRATION   ---------------------
NAME                           GRANTED        2000(1)      PRICE(2)   GRANT DATE      DATE         5%         10%
----                          ----------   -------------   --------   ----------   ----------   --------   ----------
Ram Mukunda.................    40,000         3.21%        $18.50      $18.16      12/28/09    $537,705   $1,362,650
Prabhav V. Maniyar..........    21,000         1.69%         12.44       12.44      10/1/09c     276,492      697,751
Anthony A. Das..............    21,000         1.68%         18.50       18.16      12/28/09     282,295      715,391
David Venn..................    40,000         3.21%         18.50       18.16      12/28/09     537,705    1,362,650
John H. Wolaver.............    36,500         2.92%         18.50       18.16      12/28/09     490,656    1,243,418

------------------------

(1) During 2000, options were granted to purchase a total of 1,248,652 shares of our common stock.

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

OPTION EXERCISES AND HOLDINGS

    The following table sets forth certain information as of December 31, 2000 regarding the number and value of options exercised during 2000 and unexercised options held by each of the officers listed in the summary compensation table above. No stock appreciation rights were exercised during 2000.

              AGGREGATED OPTION/SAT EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUE

                                                               NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED    "IN-THE-MONEY" OPTIONS
                                 SHARES                         AT FISCAL YEAR-END        FISCAL YEAR-END($)
                               ACQUIRED ON   VALUE REALIZED    OPTIONS EXERCISABLE/          EXERCISABLE/
NAME                           EXERCISE(#)        ($)             UNEXERCISABLE            UNEXERCISABLE(1)
----                           -----------   --------------   ----------------------   ------------------------
Ram Mukunda..................        --              --               6,000/64,000              76,125/642,000
Prabhav V. Maniyar...........        --              --              23,000/63,000             376,812/964,823
Anthony A. Das...............     9,000         111,375               3,000/46,500              53,813/634,595
David Venn...................        --              --                 -- /40,000                   0/351,100
John H. Wolaver..............        --              --                  --/36,500                   0/320,379

------------------------

(1) Options are "in-the-money" if the fair market value of underlying securities exceeds the exercise price of the options. On April 12, 2001, the closing price of our common stock was $0.47.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the ownership of our common stock as of April 12, 2001, including options and warrants, by (i) each person known to be the beneficial owner of more than five percent of any class of our voting securities, (ii) each director the chief executive officer and each of the four most highly compensated executive officers at the end of 2000, and (iii) all directors and executive officers as a group.

                                                               AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL
NAME AND ADDRESS(1)                                           OWNERSHIP(2)   PERCENT OF CLASS
-------------------                                           ------------   ----------------
Ram Mukunda(3)..............................................    3,548,675          21.6%
Prabhav V. Maniyar(4).......................................      157,516        *
Sudhakar Shenoy(5)..........................................        6,000        *
Nazir G. Dossani (6)........................................       19,000        *
Richard K. Prins(7).........................................       21,000        *
Anthony A. Das(8)...........................................       10,000        *
David Venn(9)...............................................           --        *
John H. Wolaver(10).........................................        8,500        *
All Directors and Executive Officers as a group (8
  persons)..................................................    3,762,191          31.2%
Liberty Wanger Asset Management, L.P.(11)...................      933,000           5.7%
  227 West Monroe Street, Suite 3000
  Chicago, IL 60606
RS Investment Management Co. LLC(12)........................    1,995,000          12.2%
  388 Market Street, Suite 200
  San Francisco, CA 94111
Zesiger Capital Group, LLC(13)..............................    2,667,100          16.3%
  320 Park Avenue, 30th Floor
  New York, NY 10022

------------------------

* Represents beneficial ownership of less than one percent of the outstanding shares of our class of common stock.

 (1) Unless otherwise noted, the address of all persons listed is c /o Startec Global Communications Corporation, 1151 Seven Locks Road, Potomac, MD 20854.

 (2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Shares of our common stock subject to options, warrants or other rights to purchase which are currently exercisable or are exercisable within 60 days of December 31, 2000 are deemed beneficially owned for computing the percentage ownership of the persons holdings such options, warrants or rights, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown.

 (3) Includes exercisable options to purchase 20,000 shares of our common stock. Does not include unexercisable options to purchase 150,000 shares of common stock.

 (4) Includes exercisable options to purchase 40,200 shares of our common stock. Does not include unexercisable options to purchase 95,800 shares of common stock.

 (5) Includes exercisable options to purchase 5,000 shares of our common stock.

 (6) Includes exercisable options to purchase 10,000 shares of common stock. Does not include unexercisable options to purchase 20,000 shares of common stock.

 (7) Includes exercisable options to purchase 10,000 shares of common stock and a warrant to purchase 33,000 shares of common stock. Does not include unexercisable options to purchase 20,000 shares of common stock.

 (8) Includes exercisable options to purchase 10,000 shares of common stock. Does not include unexercisable options to purchase 20,000 shares of common stock.

 (9) Does not include unexercisable options to purchase 40,000 shares of common stock.

(10) Includes exercisable options to purchase 8,500 shares of common stock. Does not include unexercisable options to purchase 28,000 shares of common stock.

(11) As reported on Schedule 13G filed with the SEC on February 14, 2001.

(12) As reported on Schedule 13G/A filed with the SEC on February 15, 2001.

(13) As reported on Schedule 13G filed with the SEC on December 6, 2000.

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

    During the second quarter of 1998, loans to certain employees, including executive officers, were made on substantially the same terms, including interest rates. An aggregate of $1,488,238 was advanced to the employees, including $400,000 to Mr. Mukunda, and $550,000 to Mr. Maniyar. The loan to Mr. Mukunda was made in connection with the payment of taxes and other obligations. Mr. Maniyar's loan was granted in connection with his exercise of outstanding options to purchase common stock and the payment of taxes related thereto. Both loans bear interest at a rate of 7.87% per year. Mr. Maniyar's loan, including accrued interest, has been repaid. Principal and interest on Mr. Mukunda's loan were originally due on December 31, 2000. Effective
October 25, 2000, the amount of the loan was increased to $961,000. As of December 31, 2000, the Company established a valuation reserve against 100% of the loan outstanding.

    One of our directors, Richard Prins, is a Senior Vice President of Ferris, Baker Watts, Incorporated. We engaged Ferris, Baker Watts in the second quarter of 2000 in connection with the original Allied transaction.

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

    (b) REPORTS ON FORM 8-K

    On November 13, 2000, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose (1) that we had entered into agreements with Capsule Communications, Inc., a Delaware corporation, and two of Capsule's shareholders, Gold & Appel Transfer, S.A. and Foundation for the International Non-Governmental Development of Space, for the merger of Capsule with and into one of our wholly owned subsidiaries; and (2) that we had amended our Shareholder Rights Agreement to grant our Board of Directors the authority to prevent the triggering of the dilutive provisions of the Agreement with respect to specific persons and transactions.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of April 2001.

                                                       STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                                       By             /s/ PRABHAV V. MANIYAR
                                                            ------------------------------------------
                                                                        Prabhav V. Maniyar
                                                                      CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and amended, on the dates indicated.

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
                /s/ RAM MUKUNDA                   President, Chief Executive Officer,
     --------------------------------------         Treasurer and Chairman (Principal   April 17, 2001
                  Ram Mukunda                       Executive Officer)

             /s/ PRABHAV V. MANIYAR               Chief Financial Officer and Director
     --------------------------------------         (Principal Financial and            April 17, 2001
               Prabhav V. Maniyar                   Accounting Officer)

     --------------------------------------       Director                              April 17, 2001
               Sudhakar V. Shenoy

              /s/ NAZIR G. DOSSANI
     --------------------------------------       Director                              April 17, 2001
                Nazir G. Dossani

              /s/ RICHARD K. PRINS
     --------------------------------------       Director                              April 17, 2001
                Richard K. Prins

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                ADDITIONS
                                                        -------------------------
                                                         CHARGED TO
                                            BEGINNING   REVENUES AND   CHARGED TO                 ENDING
DESCRIPTION                                  BALANCE      EXPENSES      OTHER(A)    DEDUCTIONS   BALANCE
-----------                                 ---------   ------------   ----------   ----------   --------
Reflected as reductions to the related
  assets:
Provisions for uncollectible accounts
  (deductions from trade accounts
  receivable)
Year ended December 31, 1998.............    $2,353        $   827        $329        $  (850)   $ 2,659
Year ended December 31, 1999.............     2,659          3,993         271         (2,959)     3,964
Year ended December 31, 2000.............     3,964         16,542         264         (3,961)    16,809
Provisions for uncollectible other
  accounts and notes receivable
Year ended December 31, 1998.............        --             --          --             --         --
Year ended December 31, 1999.............        --             --          --             --         --
Year ended December 31, 2000.............        --          4,969(b)       --             --      4,969

------------------------

(a) Other represents reserves recognized in purchase accounting in 1998 and 1999.

(b) This amount represents valuation allowances for employee and officer loans and both the BCH and Datalink notes receivable.

                                 EXHIBIT INDEX

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

      4.2* Warrant Agreement dated as of July 1, 1997 by and between Startec, Inc. and Signet Bank.

      4.3*              Form of Underwriters' Warrant Agreement (including Form of
                        Warrant).

      4.4* Voting Agreement dated as of July 31, 1997 by and between Ram Mukunda and Vijay and Usha Srinivas.

      4.5***            Indenture, dated as of May 21, 1998, between the Company and
                        First Union National Bank.

      4.5.1++++++++     First Supplemental Indenture dated as of February 28, 1999 by and among Startec Global Holding Corporation, Startec
                        Global Communications Corporation and First Union National
                        Bank.

      4.5.2++++++++     Amended and Restated First Supplemental Indenture dated as of February 28, 1999 by and among Startec Global
                        Communications Corporation and First Union National Bank.

      4.6***            Form of 12% Series A Senior Notes due 2008

      4.7***            Registration Rights Agreement, dated as of May 21, 1998,
                        among the Company, Lehman Brothers Inc., Goldman Sachs & Co.
                        and ING Barings (U.S.) Securities, Inc.

      4.8***            Warrant Agreement, dated as of May 21, 1998 by and between the Company and First Union National Bank, as Warrant Agent

      4.9***            Form of Warrant (included as Exhibit A to Exhibit 4.8)

      4.10***           Collateral Pledge and Security Agreement, dated as of
                        May 21, 1998 by and between the Company and First Union
                        National Bank, as Trustee

      4.11** Shareholder Rights Agreement, dated as of March 26, 1998, between the Company and Continental Stock Transfer & Trust
                        Company.

      4.11.1++++        First Amendment dated as of August 21, 1999 to Shareholder
                        Rights Agreement dated as of March 26, 1998, between Startec
                        Global Communications Corporation and Continental Stock
                        Transfer & Trust Company.

      4.11.2++          Second Amendment dated November 8, 2000 to Shareholder
                        Rights Agreement dated as of March 26, 1998, between Startec
                        Global Communications Corporation and Continental Stock
                        Transfer & Trust Company.

      4.12++++          Second Supplemental Indenture dated as of 20 August 1999 by and between the Company and First Union National Bank, as
                        Trustee

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
      4.13++++++        Stock Purchase Warrant issued by Startec Global
                        Communications Corporation to Allied Capital Corporation on
                        June 30, 2000.

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

     10.16*+            Lease Agreement by and between GPT Finance Corporation and
                        Startec, Inc. dated as of January 10, 1990.

     10.17*+            Carrier Services Agreement by and between Frontier
                        Communications Services, Inc. and Startec, Inc. dated as of
                        February 26, 1997.

     10.18*+            Carrier Services Agreement by and between MFS
                        International, Inc. and Startec, Inc. dated as of July 3,
                        1996.

     10.19*+            International Carrier Voice Service Agreement by and between
                        MFS International, Inc. and Startec, Inc. dated as of
                        June 6, 1996.

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

     10.35### Rack Space Agreement by and between IXC Carrier, Inc. and the Company, dated as of August 19, 1998 (Dallas).

     10.36###           Co-Location Agreement by and between Espirit Telecom
                        Benelux BV and the Company., dated as of September 21, 1998

     10.37###           Sublease Agreement by and between Information Systems &
                        Networks, Inc. and the Company dated as of August 11, 1998.

     10.38###           Master Supply Agreement by and between TTN, Inc. and the
                        Company dated as of September 21, 1998.

     10.39#####         Loan and Security Agreement by and between NTFC Capital
                        Corporation and the Company, dated as of December 31, 1998.

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
     10.40#####         Loan and Security Agreement by and between Ram Mukunda and the Company, dated as of October 8, 1998.

     10.40.1            Loan and Security Agreement between Ram Mukunda and Startec
                        Global Communications Corporation dated as of October 25,
                        2000.

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

     10.56++++++        Investment and Loan Agreement between Startec Global
                        Communications Corporation and Allied Capital Corporation
                        dated June 30, 2000.

     10.57++++++        $20,000,000 Promissory Note issued by Startec Global
                        Communications Corporation to Allied Capital Corporation on
                        June 30, 2000.

     21.1               Subsidiaries of Company.

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
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

++                      Incorporated by reference from the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1999.

+++                     Incorporated by reference from the Company's Quarterly
                        Report on Form 10-Q for the quarter ended June 30, 1999.

++++                    Incorporated by reference from the Company's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1999.

++                      Incorporated by reference from the Company's Current Report on Form-8K filed on November 13, 2000.

++++                    Incorporated by reference from the Company's Current Report on Form-8K filed on August 25, 1999.

++++++                  Incorporated by reference from the Company's Quarterly
                        Report on Form-10Q filed on August 14, 2000.

++++++++                Incorporated by reference from the Company's Registration
                        Statement on Form-S 3 (SEC File No. 333-44392).

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 601 of Regulation S-K.