Form 10-Q
period 2001-03-31
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2001-05-21
CIK 1043310

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-23087

                            ------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     52-2099559
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

         1151 SEVEN LOCKS ROAD
              POTOMAC, MD                                     20854
    (Address of principal executive                         (Zip Code)
               offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        SHARES OUTSTANDING
            TITLE OF CLASS:                             AS OF MAY 14, 2001
            ---------------                             ------------------
Common Stock, par value $0.01 per share                     16,554,156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                   FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                     INDEX

                                                                                    PAGE
                                                                                  --------
PART I.             FINANCIAL INFORMATION

          ITEM 1.   Financial Statements (unaudited)

                    Condensed Consolidated Statements of Operations for the
                      three months ended March 31, 2001 and 2000................       3

                    Condensed Consolidated Balance Sheets as of March 31, 2001,
                      and December 31, 2000.....................................       4

                    Condensed Consolidated Statements of Cash Flows for the
                      three months ended March 31, 2001 and 2000................       5

                    Notes to Condensed Consolidated Financial Statements........    6-12

          ITEM 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.................................   13-18

          ITEM 3.   Quantitative and Qualitative Disclosures about Market
                      Risk......................................................      19

PART II.            OTHER INFORMATION AND SIGNATURE.............................   20-22

                         PART I.--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Net revenues................................................  $ 64,966    $ 77,376
Cost of services............................................    54,354      62,890
                                                              --------    --------
  Gross margin..............................................    10,612      14,486
General and administrative expenses.........................    15,721      15,401
Selling and marketing expenses..............................       887       3,628
Depreciation and amortization...............................     6,226       2,574
                                                              --------    --------
Loss from operations........................................   (12,222)     (7,117)
Interest expense............................................    (8,060)     (5,996)
Interest income.............................................       180         950
Equity in losses from affiliates............................        --         (13)
                                                              --------    --------
Net loss....................................................  $(20,102)   $(12,176)
                                                              ========    ========
Basic and diluted loss per common share.....................  $  (1.23)   $  (1.05)
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $   6,031      $  14,875
Accounts receivable, net of allowance for doubtful accounts
  of $18,518 and $16,809, respectively......................      62,149         51,411
Accounts receivable, related party..........................         100            265
Other current assets........................................       9,337          8,695
                                                               ---------      ---------
    Total current assets....................................      77,617         75,246
Property and equipment, net of accumulated depreciation and
  amortization
  of $29,058 and $24,366, respectively......................     121,279        123,843
Restricted cash and pledged securities......................       9,991          9,859
Investments in affiliates...................................       5,539          5,539
Intangible assets, net of accumulated amortization of $4,239
  and $1,949, respectively..................................      30,382         32,235
Other long-term assets......................................       7,040          7,288
                                                               ---------      ---------
                                                               $ 251,848      $ 254,010
                                                               =========      =========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable............................................   $  85,782      $  70,777
Accrued expenses............................................      20,856         17,098
Credit facility.............................................      25,306         25,187
Vendor financing............................................      49,198         50,844
Capital lease obligations...................................         318            334
                                                               ---------      ---------
    Total current liabilities...............................     181,460        164,240
Senior notes, net of discount...............................     158,496        158,444
                                                               ---------      ---------
    Total liabilities.......................................     339,956        322,684

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 40,000,000 shares authorized,
  16,554,156 and 16,365,656 shares issued and outstanding,
  respectively..............................................         166            164
Additional paid-in capital..................................     133,729        133,526
Unearned compensation.......................................        (115)          (131)
Accumulated deficit.........................................    (220,744)      (200,642)
Accumulated other comprehensive loss........................      (1,144)        (1,591)
                                                               ---------      ---------
    Total stockholders' deficit.............................     (88,108)       (68,674)
                                                               ---------      ---------
                                                               $ 251,848      $ 254,010
                                                               =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
OPERATING ACTIVITIES:
Net loss....................................................  $(20,102)   $(12,176)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     6,226       2,574
  Amortization of deferred debt financing costs and debt
    discounts...............................................       358         213
  Other non-cash adjustments................................       668          66
Changes in operating assets and liabilities, net of
  acquisition effects:
  Accounts receivable, net..................................   (10,385)       (148)
  Accounts receivable, related party........................       165        (174)
  Accounts payable..........................................    15,005        (362)
  Accrued expenses..........................................     3,758       8,658
  Other.....................................................      (808)       (209)
                                                              --------    --------
    Net cash used in operating activities...................    (5,115)     (1,558)
                                                              --------    --------
INVESTING ACTIVITIES:
Acquisitions................................................        --      (9,629)
Purchases of property and equipment.........................      (591)    (11,256)
                                                              --------    --------
    Net cash used in investing activities...................      (591)    (20,885)
                                                              --------    --------
FINANCING ACTIVITIES:
Proceeds from vendor financing..............................        --       6,447
Proceeds from credit facilities.............................     6,791      48,600
Payment of debt financing costs.............................        --        (150)
Repayments of credit facilities.............................    (6,730)    (55,524)
Repayments of vendor financing..............................    (3,183)     (1,438)
Repayments of capital lease obligations.....................       (16)       (174)
                                                              --------    --------
    Net cash used in financing activities...................    (3,138)     (2,239)
                                                              --------    --------
Decrease in cash and cash equivalents.......................    (8,844)    (24,682)
Cash and cash equivalents, beginning of the period..........    14,875      54,731
                                                              --------    --------
Cash and cash equivalents, end of the period................  $  6,031    $ 30,049
                                                              ========    ========
Supplemental disclosure of cash flow information:
Interest paid...............................................  $  2,496    $    173
Equipment financed by capital leases........................  $  1,537    $     --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

    The accompanying condensed consolidated financial statements of Startec Global Communications Corporation and subsidiaries (the "Company" or "Startec") have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results that may be expected for future periods or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

ORGANIZATION

    Startec is a facilities-based provider of Internet Protocol ("IP") communication services, including voice, data and Internet access. Founded as a corporation in 1989, the Company markets its services to ethnic businesses, ethnic residential communities located in major metropolitan areas, international long distance carriers and Internet service providers transacting with the world's emerging economies. The Company's mission is to become a leading provider of IP communication services, including voice, data and Internet services. The Company's target markets are comprised of businesses and ethnic residential customers that transact with the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America. The Company provides services through a flexible network of owned and leased facilities, operating and termination agreements, and resale arrangements. The Company has an extensive network of IP gateways, international gateways, domestic switches, and ownership in undersea fiber optic cables.

GOING CONCERN AND OTHER RISK FACTORS

    The Company has devoted substantial resources to the buildout of its network, deployment of its Internet initiatives, and the expansion of its marketing programs and strategic acquisitions. As a result, the Company experienced operating losses and negative cash flows from operations in each of the last three years. These losses and negative cash flows are expected to continue in the future. During the first quarter of 2001, the Company substantially reduced its work force and consolidated its administrative functions previously located in Bethesda, Maryland to the Company's operations center in Potomac, Maryland. Additionally, the Company has consolidated its North American and European operations and curtailed its operations in Europe and Hong Kong. Although these reductions in force resulted in severance and other termination costs in the first quarter of 2001, management believes these actions will result in significant cost savings during the second half of 2001. Additionally, management has substantially curtailed capital expenditures in 2001. However, there can be no assurance that the Company's operations will become profitable or will produce positive cash flows. As of March 31, 2001, the Company's current liabilities were in excess of current assets by approximately $103.8 million due in part to the current classification of approximately
$75 million of debt outstanding under its credit facilities and vendor financing agreements.

    In April 2001, the Company entered into a 24 month accounts receivable purchase facility transaction with Allied Capital Corporation ("Allied"), resulting in net proceeds of approximately

$7.375 million after paying certain loan payments, prepayments and a commitment fee to NTFC Capital Corporation ("NTFC") (See Note 9). If the Company cannot raise additional financing or restructure its Senior Notes, it is unlikely that the Company will be able to make its November 2001 interest payment on the Company's Senior Notes.

    The Company is in discussions with its lenders to obtain additional debt financing and with holders of its senior notes to restructure the indebtedness outstanding under the Senior Notes. There can be no assurance that such new financing will be available on terms the Company finds acceptable or at all, or that management will be able to restructure the Senior Notes. In the event that the Company is unable to obtain such additional financing or restructure the Senior Notes, it will be required to further limit or curtail its operations, and the Company may resort to selling assets to the extent permitted by its debt facilities. Even with such reductions, management believes that if the Company cannot restructure the terms of the Senior Notes or raise additional financing, it is unlikely that the Company will make the November 2001 interest payment. Furthermore, if the Company cannot restructure the Senior Notes, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale or liquidation of the Company will be required in whole or in part. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    As part of management's plan to improve operating performance, the Company eliminated its circuit switched traffic in the first quarter of 2000, which accounted for approximately $143 million of the Company's 2000 net revenues. The Company's plan is to generate more traffic for its own IP network with a goal of generating higher margins. While there can be no assurance that higher gross margins can be achieved, the Company may experience a decrease in net revenues.

    The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, the increasing cost of financing and difficulties in obtaining needed financing, our ability to restructure our Senior Notes or other indebtedness and to meet our obligations under existing indebtedness, substantial foreign governmental control of national telecommunications companies, our ability to regain favorable carrier rates which were recently suspended, difficulty and expense in obtaining and maintaining foreign and domestic licenses and other governmental or regulatory approvals, the risk of litigation in connection with the contents of our Internet portal, our strategy of focusing on business customers and migrating entirely to the IP network, the Company's ability to integrate and manage acquired technology, companies, assets and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and internet industries, dependence on call termination agreements, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide the Company with technology, infrastructure and content, dependence on a few significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, the expansion of the global network and the Company's dependence on key and scarce employees in a competitive market for skilled personnel.

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

    The Company has also received correspondence from several trade creditors concerning the timing of payment of past due accounts payable balances. All amounts are recorded as current liabilities in the March 31, 2001, balance sheet. The Company is in discussions with these vendors regarding the resolution of certain disputes related to the charges and the timing of payments.

2.  LOSS PER COMMON SHARE

    Statement of Financial Accounting Standards No. 128 "Earnings Per Common Share" requires dual presentation of basic and diluted earnings per common share on the face of the statements of operations for all periods presented. Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Weighted average common shares outstanding-basic............   16,399     11,615
Stock option and warrant equivalents........................       --         --
                                                               ------     ------
Weighted average common and equivalent shares
  outstanding-basic/diluted.................................   16,399     11,615
                                                               ======     ======

    Options and warrants to purchase an aggregate of approximately 2,910,000 and 2,480,000 shares of common stock were excluded from the computation of diluted loss per common share in 2001 and 2000, respectively, because inclusion of these options and warrants would have an anti-dilutive effect on loss per common share.

3.  LONG-LIVED ASSETS

    Long-lived assets, including property and equipment, identifiable intangible assets to be held and used and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of assets. If future estimated undiscounted net cash flows are less than the carrying amounts of long-lived assets, then such assets are written down to their fair value. The Company considers expected cash flow and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired.

    The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures. As a result, the carrying amounts of long-lived assets would be reduced materially in the future.

    In the first quarter of 2001, the Company reevaluated the useful lives of its goodwill arising from acquisitions. Previously, goodwill had been amortized on a straight-line basis over 20 years. Based on market conditions arising subsequent to these acquisitions, the Company has changed the amortizable lives of goodwill to 5 years. This change will be applied to the current and future financial statements prospectively in accordance with the Accounting Principals Board Opinion No. 20, "ACCOUNTING CHANGES" ("APB 20"). The effect of this change in estimate was an increase in net loss of approximately $1.5 million or $0.09 per common share for the three months ended March 31, 2001.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS
No. 133, as amended, became effective January 1, 2001. The adoption of SFAS
No. 133 did not have a material effect on the Company's consolidated balance sheets or statements of operations.

5.  BUSINESS SEGMENT DATA

    The Company evaluates all services by region. In addition, the Company views traffic terminating on its IP network as IP revenue. The IP revenue represents wholesale VoIP and residential and business traffic. In the first quarter of 2001, all of the Company's traffic is considered to be IP revenue.

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

    The majority of the Company's selling, general, and administrative expense is incurred by the North American operations. However, selling, general, and administrative expense is allocated to all segments based on the total head count for the Company.

    The following table presents revenues and other financial information on a segmented basis based on region, as of March 31, 2001 and for the three months ended March 31, 2001 (in thousands):

                                            THREE MONTHS ENDED MARCH 31, 2001
                                      ---------------------------------------------
                                       NORTH                              TOTAL
                                      AMERICA     EUROPE      ASIA     CONSOLIDATED
                                      --------   --------   --------   ------------
Net revenues........................  $ 54,516   $ 9,095    $ 1,355      $ 64,966
Gross margin........................     8,005     1,975        632        10,612
Selling, marketing, general and
  administrative expense............     9,961     5,036      1,611        16,608
EBITDA..............................    (1,956)   (3,061)      (979)       (5,996)
Depreciation and amortization
  expense...........................     5,524       478        224         6,226
Interest expense....................     7,757       303         --         8,060
Interest income.....................       172        --          8           180
Fixed assets, gross.................   124,263     9,932     16,142       150,337
Total assets........................  $212,117   $20,549    $19,182      $251,848

    The following table presents revenues and other financial information on a segmented basis based on region as of March 31, 2000 and for the three months ended March 31, 2000 (in thousands):

                                            THREE MONTHS ENDED MARCH 31, 2000
                                      ---------------------------------------------
                                       NORTH                              TOTAL
                                      AMERICA     EUROPE      ASIA     CONSOLIDATED
                                      --------   --------   --------   ------------
Net revenues........................  $ 70,260   $ 5,394    $ 1,722      $ 77,376
Gross margin........................    12,339     1,648        499        14,486
Selling, marketing, general and
  administrative expense............    11,108     5,696      2,225        19,029
EBITDA..............................     1,231    (4,048)    (1,726)       (4,543)
Depreciation and amortization
  expense...........................     2,371         9        194         2,574
Interest expense....................     5,996        --         --         5,996
Interest income.....................       901        35         14           950
Fixed assets, gross.................    99,118     8,595     11,613       119,326
Total assets........................  $279,904   $15,745    $13,413      $309,062

6.  DEBT

    Debt consists of the following (in thousands):

                                                              MARCH 31   DECEMBER 31
                                                                2001        2000
                                                              --------   -----------
Senior Notes, with a rate of 12% due May 2008...............  $160,000    $160,000
NTFC Financing Agreement, with a weighted average rate of
  10.2%, maturing January 2004 through May 2005.............    43,275      45,937
IBM Financing Agreement, with a weighted average rate of
  11.8%, maturing 2003......................................     1,627       1,697
Ascend Financing Agreement, with a rate of 8.5%, maturing
  October 2003..............................................     1,617       1,762
Allied Financing Agreement, with a rate of 15%, maturing
  June 2005.................................................    19,406      19,348
Coast Facility Agreement at the prime rate plus 3.5%, with a
  floor of 9%, maturing November 2002.......................     5,900       5,839
Notes payable to individuals and other......................       679         679
Capital lease and other obligations.........................     2,318       1,103
                                                              --------    --------
                                                               234,822     236,365
Less: debt discounts on Senior Notes........................    (1,504)     (1,556)
Less: current portion.......................................   (74,822)    (76,365)
                                                              --------    --------
                                                              $158,496    $158,444
                                                              ========    ========

CURRENT CLASSIFICATION OF AMOUNTS OUTSTANDING UNDER VENDOR AND CREDIT FACILITIES

    The Company has classified amounts outstanding under its vendor and credit facilities as current in the accompanying condensed consolidated financial statements due to noncompliance with certain financial and other covenants under the agreements or due to the subjective nature of certain covenants. If the respective lenders were to demand payment for such borrowings outstanding, it is unlikely that the Company would have the available resources to make such payments at this time.

7.  COMPREHENSIVE LOSS

    The total of net loss and all other non-owner changes in equity consists of the following for the three months ending March 31, 2001 and 2000 (in thousands):

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
Net loss................................................  $(20,102)   $(12,176)
Other comprehensive loss:
Foreign currency translation adjustment.................       447        (315)
                                                          --------    --------
Comprehensive loss......................................  $(19,655)   $(12,491)
                                                          ========    ========

8.  LITIGATION

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

    From time to time the Company is involved in litigation incidental to the conduct of business. Startec is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition or results of operations.

9.  SUBSEQUENT EVENTS

    On April 5, 2001, the Company received written notification from the Nasdaq Listing Qualifications Department, stating that the Company's common stock no longer met certain requirements for continued listing on the Nasdaq National Market. As permitted under Nasdaq's rules, the Company has appealed the delisting determination. The Company's request for an appeal will suspend the delisting process pending a decision by the Nasdaq Listing Qualifications Panel. The Company has been granted a hearing before the Nasdaq Listing Qualifications Panel on May 24, 2001. There can be no assurance that the Company's appeal will be successful. If the common stock is delisted from Nasdaq, the Company intends to seek participation in the NASD OTC Bulletin Board. The Company does not believe it will be eligible to list its securities on the Nasdaq Small Cap Market should the securities be delisted from the Nasdaq National Market.

    In April 2001, two of the wholly owned subsidiaries of the Company, Startec Global Operating ("Operating") Company and Startec Global Licensing Company ("Licensing"), together borrowed an aggregate of $20 million from Allied. These funds were distributed to the parent. The proceeds were used to repay the parent company's outstanding indebtedness under the Allied Facility. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interest at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, the

Company is subject to certain financial and operational covenants, including limitations on its ability to incur additional indebtedness.

    In addition, Operating and Licensing entered into a 24 month revolving accounts-receivable purchase facility with Allied, resulting in net proceeds of approximately $14.3 million, approximately $7.625 million of which was used to pay NTFC overdue loan payments, prepayments and a commitment fee of $125,000. The proceeds of this purchase facility may be used for general corporate purposes including payments to NTFC as described below. Under the purchase facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. The annual discount rate payable with respect to the purchase price is 16%. During the 24-month term of the facility, Allied is obligated to use proceeds from collection of the accounts receivable to purchase additional interests in other accounts receivable up to a maximum aggregate amount of $15 million, assuming that the Company remains in compliance with the financial and other covenants pursuant to this facility.

    In conjunction with the restructuring of the Allied indebtedness described above, the Company amended it's credit facility with NTFC. Pursuant to the amendment, NTFC agreed to waive certain defaults and revise certain financial covenants. In connection with this amendment, the Company paid NTFC
$7.5 million in overdue loan payments and prepayments and a $125,000 commitment fee. The Company also agreed to issue NTFC a stock purchase warrant to purchase 25,000 shares of voting stock upon any restructuring of the Senior Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our expectation that the recent Allied funding will allow us to remain funded through the third quarter of 2001, expected growth in earnings, EBITDA, revenue and gross margin, expected decreases in operating expenses, our exposure to interest-rate risk, our expectation regarding our ability to consummate future acquisitions and any restructuring of our Senior Notes or other outstanding indebtedness, our ability to meet our obligations to pay interest and fees and repay the principal on our indebtedness, the necessity for and expected availability of additional financing and our ability to remain listed on Nasdaq or to be included on the NASD OTC Bulletin Board. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, the increasing cost of financing and difficulties in obtaining needed financing, our ability to restructure our Senior Notes or other indebtedness and to meet our obligations under existing indebtedness, substantial foreign governmental control of national telecommunications companies, our ability to regain favorable carrier rates which were recently suspended, difficulty and expense in obtaining and maintaining foreign and domestic licenses and other governmental or regulatory approvals, the risk of litigation in connection with the contents of our Internet portal, our strategy of focusing on business customers and migrating entirely to the IP network, our ability to integrate and manage acquired technology, companies, assets and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and internet industries, dependence on call termination agreements, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, dependence on a few significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, the expansion of the global network and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    We are a facilities-based provider of Internet protocol communication services, including voice, data and Internet access. Founded as a corporation in 1989, we market our services to ethnic businesses, ethnic residential communities located in major metropolitan areas, international long distance carriers and Internet service providers transacting with the world's emerging economies. Our mission is to become a leading provider of IP communication services, including voice, data and

Internet services. Our target markets are comprised of businesses and ethnic residential customers that transact with the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America. We provide our services through a flexible network of owned and leased facilities, operating and termination agreements, and resale arrangements. We have an extensive network of IP gateways, international gateways, domestic switches, and ownership in undersea fiber optic cables.

    Beginning in the fourth quarter of 2000, we began to modify our business plan. The revised plan calls for a restructuring that includes 1) consolidation of selected North American and European operations, 2) accelerated migration of circuit switched traffic to our IP network, 3) the discontinuation of unprofitable, low-margin business lines and 4) implementation of certain cost reduction procedures. Implementation of this plan commenced in the first quarter of 2001. We believe these actions, combined with our recent financing transaction as described below, position us to become EBITDA positive during 2001.

    During 2000, and in the first quarter of 2001, we eliminated approximately 400 positions globally. This number represents approximately 45% of our total workforce. The consolidation of operations represents approximately half of the positions we eliminated. A significant portion of this reduction related to our decision to shift our residential customer service operations from Bethesda, Maryland to Vancouver, Canada, where we already operate a call center facility. Last year, we established our Vancouver presence through the acquisition of Vancouver Telephone Company. Vancouver's diverse ethnic population provides a large pool of highly qualified potential employees to serve as in-language customer service representatives, and we believe the shift will allow us to take advantage of lower personnel costs and overhead. We plan to use our Bethesda call center facilities to provide customer service support for our managed network services targeting business customers. We also intend to continue our call center operations in Guam, France and Germany.

    We are also consolidating our UK, France, Germany and Poland operations to focus on the development of our European business customer base. Germany will become the headquarters for our European customer service operations. We plan to have Startec UK, France and Germany discontinue non-profitable product lines and focus on growing our existing profitable product line and increasing penetration into the business customers segment.

    In 2000, we began eliminating the low margin circuit switched wholesale business to focus on the higher margin VoIP business. We have successfully transitioned all traffic to our IP network. We believe this transition should result in a reduction of interconnect charges and we expect this will also free up port capacity for business customers without significant increases in capital expenditures. Our strategy is to increase our focus on business customers, who generally have higher monthly revenue, generate higher margins and tend to "churn" less frequently than residential customers.

    We prepay many of our foreign IP routes in order to obtain the least cost routes. This is a standard industry-wide practice. We experienced a significant delay in the timing of the funding transaction consummated with Allied Capital Corporation ("Allied") which we anticipated to close in the middle of the first quarter but did not close until April 2001. As a result, we were unable to prepay many of these favorable IP routes and lost our capacity on those routes. We are now actively seeking to secure these lost routes. The loss of these routes in the first quarter had a negative impact on our gross margins.

    On April 5, 2001, we received written notification from the Nasdaq Listing Qualifications Department, stating that our common stock no longer met the listing requirement of the Nasdaq National market. As permitted under Nasdaq's rules, we have appealed the delisting determination. Our request for an appeal will suspend the delisting process pending a decision by the Nasdaq Listing Qualifications Panel. We have been granted a hearing before the Nasdaq Listing Qualifications Panel on May 24, 2001. There can be no assurance that this appeal will be successful. We do not believe we will be eligible to list our common stock on the Nasdaq Small Cap Market should it be delisted from the Nasdaq National Market. If our common stock is delisted from Nasdaq, we intend to seek participation on the NASD OTC Bulletin Board.

LIQUIDITY AND CAPITAL RESOURCES

    We had approximately $6.0 million of unrestricted cash and cash equivalents and an additional $10.0 million of restricted cash and pledged securities as of March 31, 2001. We obtained $15 million in new funding from Allied, one of our existing creditors, in April 2001. The transaction is structured as a twenty-four month revolving accounts receivable purchase facility. Of the $15 million, we received net proceeds of $14.3 million, approximately
$7.625 million of which was used to pay NTFC Capital Corporation overdue loan payments, prepayments and a commitment fee of $125,000. Based on our internal projections, we expect this new funding will allow us to remain funded through the third quarter of 2001. However, should market conditions deteriorate and credit further contract, creating new and unforeseen pressures on working capital, there can be no assurances that we will have enough funding to continue operations through the third quarter of 2001. These uncertainties could also adversely impact our ability to be EBITDA positive in 2001.

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

    In March, 2001, we engaged Jefferies & Company, Inc. ("Jefferies") as our financial advisor to assist in evaluating alternatives to strengthen our capital structure, including the potential restructuring of our $160 million, 12% Senior Notes due 2008. We are also in discussions with other investors to obtain additional financing. There can be no assurance such new financing will be available on terms that we find acceptable or that we will be able to restructure the Senior Notes. In the event that we are unable to obtain such additional financing and restructure the notes, we will be required to limit or curtail our operations, and we may be required to sell assets to the extent permitted by our debt facilities. Even with such reductions, we believe that if we cannot restructure the terms of the Senior Notes or raise additional financing, it is unlikely that we will make the November 2001 interest payment. Furthermore, if we cannot restructure the Senior Notes, there will be a material and adverse effect on our financial condition, to the extent that a restructuring, sale or liquidation will be required, in whole or in part.

    In connection with our engagement of Jefferies described above, we paid Jefferies a non-refundable cash fee of $200,000. In addition, we agreed to pay Jefferies significant additional fees in connection with the services to be provided under the engagement letter in the future. Under certain circumstances, we may be required to issue warrants to Jefferies exercisable into shares of our common stock.

    On March 12, 2001, the parties to the Agreement and Plan of Reorganization dated as of November 2, 2000 among Startec Global Communications Corporation, Stars Acquisition Corp., Capsule Communications Corporation, Gold & Appel Transfer, S.A. and Foundation for the International Nongovernmental Development of Space resolved all issues resulting from the termination of the merger agreement. To reflect the differences in incurred expenses in the course of the merger efforts, we agreed to make a series of payments to Capsule over the first half of 2001 totaling $400,000 in the aggregate. We made the first scheduled payment of $100,000 in March 2001.

    In April 2001 two of our wholly owned subsidiaries Startec Global Operating Company ("Operating") and Startec Global Licensing Company ("Licensing"), together borrowed an aggregate of $20 million from Allied, which funds were distributed to the parent company. The proceeds were used to repay outstanding indebtedness under the Allied Facility. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interest at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, we are subject to certain financial and operational covenants, including limitations on our ability to incur additional indebtedness.

    In addition, Operating and Licensing entered into a 24 month revolving accounts-receivable purchase facility with Allied, resulting in net proceeds of approximately $14.3 million, approximately $7.625 million of which was used to pay NTFC overdue loan payments, prepayments and a commitment fee of $125,000. The proceeds of this purchase facility may be used for general corporate purposes. Under the purchase facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. The annual discount rate payable with respect to the purchase price is 16%. During the 24 month term of the facility, Allied is obligated to use proceeds from collection of the accounts receivable to purchase additional interests in other accounts receivable up to a maximum aggregate amount of $15 million, assuming that we remain in compliance with the financial and other covenants pursuant to this facility.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                                 FOR THE THREE
                                                                  MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Net revenues................................................   100.0%      100.0%
Cost of services............................................    83.7        81.3
                                                               -----       -----
  Gross margin..............................................    16.3        18.7
General and administrative expenses.........................    24.2        19.9
Selling and marketing expenses..............................     1.4         4.7
Depreciation and amortization...............................     9.6         3.3
                                                               -----       -----
Loss from operations........................................   (18.9)       (9.2)
Interest expense............................................   (12.4)       (7.8)
Interest income.............................................     0.3         1.2
                                                               -----       -----
Net loss....................................................   (31.0)%     (15.8)%
                                                               =====       =====

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE MONTH PERIOD ENDED
  MARCH 31, 2000

    NET REVENUES. Net revenues for the three months ended March 31, 2001 decreased $12.4 million, or 16.0%, to $65.0 million from $77.4 million for the three months ended March 31, 2000. We were able to transition all of our traffic onto our IP routes in the first quarter of 2001. Correspondingly, all revenues are IP revenues for the three months ended March 31, 2001. The overall decrease in revenues was due to our initiative to eliminate circuit switched carrier revenues.

    Net revenues generated by our North American segment decreased
$15.8 million, or 22.5%, to $54.5 million for the three months ended March 31, 2001, from $70.3 million for the same period in 2000. IP revenue for the three months ended March 31, 2000 was $6.3 million. Circuit switched revenues were $64.0 million for the same period.

    Net revenues generated by our European segment increased $3.7 million, or 68.5%, to $9.1 million for the three months ended March 31, 2001, from $5.4 million for the same period in 2000. All of the revenues in Europe were circuit switched for the three months ended March 31, 2000. The overall increase in revenues was due to our continued expansion of operations in Germany.

    Net revenues generated by our Asian segment decreased $0.3 million, or 17.7%, to $1.4 million for the three months ended March 31, 2001, from $1.7 million for the same period in 2000. All of the revenues in Asia were circuit switched for the three months ended March 31, 2000.

    GROSS MARGIN. Gross margin decreased $3.9 million, or 26.9%, to $10.6 million, or 16.3% of net revenues, for the three months ended March 31, 2001, from $14.5 million, or 18.7% of net revenues, for the three months ended March 31, 2000. We prepay many of our foreign IP routes in order to obtain the least cost routes. This is a standard industry-wide practice. In the first quarter of 2001, we experienced a significant delay in the timing of the funding transaction consummated with Allied. The funding was anticipated and needed in the middle of the first quarter. The funding closed in April 2001 and as a result, we were unable to prepay many of these favorable IP routes and lost our capacity on these routes. We are now actively seeking to acquire these lost routes. The loss of these routes in the first quarter had a negative impact on our gross margins.

    Gross margin for our North American segment decreased $4.3 million, or 35.0%, to $8.0 million, or 14.7% of net revenues, for the three months ended March 31, 2001, from $12.3 million, or 17.6% of net revenues, for the same period in 2000.

    Gross margin for our European segment increased $0.4 million, to $2.0 million, or 25.0% of net revenues, for the three months ended March 31, 2001, from $1.6 million for the same period in 2000.

    Gross margin for our Asian segment increased $0.1 million, or 20.0%, to $0.6 million, or 46.6% of net revenues, for the three months ended March 31, 2001, from $0.5 million for the same period in 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 2001, increased $0.3 million, or 2.0% to $15.7 million from $15.4 million for the three months ended March 31, 2000.

    General and administrative expenses as a percentage of net revenues increased to 24.2% for the three months ended March 31, 2001 from 19.9% for the same period in 2000. The percentage increase was primarily due to the decrease in net revenues associated with our initiative to eliminate circuit switched revenues.

    SELLING AND MARKETING. Selling and marketing expenses for the three months ended March 31, 2001 decreased $2.7 million, or 75.0% to $0.9 million from $3.6 million for the three months ended March 31, 2000.

    Selling and administrative expenses as a percentage of net revenues decreased to 1.4% for the three months ended March 31, 2001, from 4.7% for the same period in 2000. The decrease is primarily due to our efforts to implement certain cost reduction procedures.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.6 million, or 138.5%, to $6.2 million for the three months ended March 31, 2001 from $2.6 million for the same period in 2000. This was primarily due to increases in capital expenditures pursuant to our strategy of expanding our network infrastructure, acquisitions made during 2000 and the change in useful lives our goodwill and other intangibles to five years from 20 years.

    INTEREST EXPENSE. Interest expense increased $2.1 million, or 35.0%, to $8.1 million for the three months ended March 31, 2001, from $6.0 million for the same period in 2000. This was a result of higher balances drawn from several bank and vendor financing agreements entered into during the second quarter of 2000.

    INTEREST INCOME. Interest income decreased $0.8 million, or 80.0%, to $0.2 million for the three months ended March 31, 2001, from $1.0 million for the same period in 2000. This is primarily due to a decrease in the amount of pledged securities on our balance sheet, reflecting the interest payments made on the Senior Notes.

    NET LOSS. Net loss for the three months ended March 31, 2001 was $20.1 million or $1.23 per common share compared to a net loss of approximately $12.2 million or $1.05 per common share for the same period in 2000.

CASH FLOWS

    Our liquidity requirements arise from cash used in operating activities, purchases of network equipment and payments on outstanding indebtedness.

    Our cash and cash equivalents decreased to approximately $6.0 million at March 31, 2001 from approximately $14.9 million at December 31, 2000. Net cash used by operating activities was approximately $5.1 million for the three months ended March 31, 2001 and $1.6 million for the same period in 2000. The increase in cash used in operations was primarily the result of the net loss and an increase in accounts receivable, which was partially offset by an increase in accounts payable and accrued expenses.

    Net cash used in investing activities was approximately $0.6 million and $20.9 million for the three months ended March 31, 2001 and 2000, respectively.

    Net cash used by financing activities was approximately $3.1 million and $2.2 million for the three months ended March 31, 2001 and 2000, respectively. Cash used by financing activities for the three months ended March 31, 2001 primarily resulted from the repayments of vendor and bank financing agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. We do not hold any financial instruments for trading purposes. We believe that our primary market risk exposure relates the effect that changes in interest rates have on our investments and those portions of our outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on the our investments in cash equivalents, which consist primarily of demand deposits and money market accounts, and U.S. Government obligations which have been purchased by us and pledged to make certain interest payments on the Senior Notes. In addition, changes in interest rates impact the fair value of our long-term debt obligations (including the Senior Notes). As of March 31, 2001, the fair value of the Senior Notes was approximately $9.6 million and the fair value of the securities pledged to make certain interest payments on the Senior Notes was approximately $10.0 million. Changes in interest rates also affect our borrowings under our other financing facilities with NTFC, Allied, IBM, Ascend and Coast. The NTFC Facility provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. The Allied facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. The Ascend Facility provides that each borrowing under the facility bears interest at 8.5%. The IBM facility bears interest at a variable rate during the term of the lease. The Coast facility bears interest at a variable rate equal to the prime rate plus 3.5% with a floor of 9%.

    The foreign exchange rate fluctuations relating to our results of foreign operations have not been material. We have not entered into foreign currency exchange forward contracts or other derivative arrangements to manage risks associated with foreign exchange rate fluctuations. Foreign exchange rate fluctuation exposure may increase in the future if the size and scope of our foreign operations increases.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

    In March 2001, we issued an additional 185,500 shares of our common stock, par value $0.01 per share, to the investors who had participated in our November 2000 private placement. These shares were issued in compensation for our failure to timely file a registration statement with respect to the resale of the shares of common stock originally issued in connection with the November 2000 private placement. The 185,500 shares were issued in a private transaction to accredited investors exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

DEFAULT UNDER NTFC LOAN AND SECURITY AGREEMENT

    NTFC Capital Corporation has notified us of certain events of default arising out of our inability to meet the minimum EBITDA and gross margin covenants for the quarter ended March 31, 2001. We have amended our loan and security agreement with NTFC to waive these events of default and change the time period for satisfaction of certain other covenants.

DEFAULT UNDER ALLIED INVESTMENT AND LOAN AGREEMENTS (SECURED AND UNSECURED)

    Allied Capital Corporation has waived a covenant default arising out of our inability to meet the total liabilities to net revenues annualized covenant for the quarter ended March 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    Our 2001 Annual Meeting of Stockholders is currently scheduled to be held on August 1, 2001, which is more than 30 calendar days after the anniversary of our prior annual meeting. As a result, we have extended the deadline for submission of stockholder proposals and nominations relating to the 2001 Annual Meeting beyond the dates specified in last year's proxy statement.

    Any stockholder who wishes to submit a proposal for inclusion in our proxy statement for the 2001 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must deliver the proposal on or prior to June 2, 2001.

    Any stockholder proposal or nomination submitted outside the processes of Rule 14a-8 (to be presented at the 2001 Annual Meeting of Stockholders but not to be included in our proxy statement) will be considered "untimely" unless it is delivered within 10 days following the date on which we mail this year's proxy statement.

    All such proposals and nominations must be delivered in writing to our principal executive offices at 1151 Seven Locks Road, Potomac, Maryland 20854
Attention: Secretary, and must otherwise comply with our restated certificate of incorporation and by-laws and with the rules and regulations of the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
  10.39.3               Third amendment and waiver to loan and security agreement by and between NTFC Capital Corporation and the Company,
                          dated as of May 15, 2001.

b.  Reports on Form 8-K

    On January 26, 2001, we filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that we had notified Capsule Communications Corporation that it was in breach of the Agreement and Plan of Reorganization we had entered with Capsule on November 2, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 21st day of May 2001.

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