Form 10-Q
period 2001-06-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2001-08-20
CIK 1043310

 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                                 (301) 610-4300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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
            TITLE OF CLASS:                             AS OF AUGUST 13, 2001
            ---------------                             ------------------
Common Stock, par value $0.01 per share                     16,554,156



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                    FORM 10-Q
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I.             FINANCIAL INFORMATION (unaudited)

          ITEM 1.   Financial Statements

                    Condensed Consolidated Statements of Operations for the three and
                      six months ended June 30, 2001 and 2000..........................       3

                    Condensed Consolidated Balance Sheets as of June 30, 2001,
                      and December 31, 2000............................................       4

                    Condensed Consolidated Statements of Cash Flows for the
                      six months ended June 30, 2001 and 2000..........................       5

                    Notes to Condensed Consolidated Financial Statements...............    6-12

          ITEM 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations........................................   13-18

          ITEM 3.   Quantitative and Qualitative Disclosures about Market
                      Risk.............................................................      19

PART II.            OTHER INFORMATION AND SIGNATURE....................................   20-21


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                         JUNE 30,
                                                        ---------------------------      --------------------------
                                                             2001          2000             2001           2000
                                                        --------------- -----------      -----------    -----------
Net revenues........................................    $     44,073      $  89,166      $   109,039    $   166,542
Cost of services....................................          32,079         72,364           86,433        135,254
                                                        ------------      ---------      -----------    -----------
  Gross margin......................................          11,994         16,802           22,606         31,288
General and administrative expenses.................          12,232         18,229           27,953         33,630
Selling and marketing expenses......................             785          3,393            1,672          7,021
Depreciation and amortization.......................           6,943          3,807           13,169          6,381
Loss on impairment .................................          15,700             --           15,700             --
                                                        ------------      ---------      -----------    -----------
Loss from operations................................         (23,666)        (8,627)         (35,888)       (15,744)
Interest expense....................................          (8,690)        (6,308)         (16,750)       (12,304)
Interest income.....................................             262            579              442          1,529
Equity in losses from affiliates....................              --           (366)              --           (379)
                                                        ------------      ---------      -----------    -----------
Loss before extraordinary item......................         (32,094)       (14,722)         (52,196)       (26,898)
Extraordinary item-loss on early extinguishment of
  debt..............................................              --           (902)              --           (902)
                                                        ------------      ---------      -----------    -----------
Net loss............................................    $    (32,094)     $ (15,624)     $   (52,196)   $   (27,800)
                                                        ============      =========      ============   ===========
Basic and diluted loss per common share:
Loss before extraordinary item......................    $      (1.94)     $   (1.09)     $     (3.17)   $     (2.14)
Extraordinary item-loss on early extinguishment of
  debt..............................................              --          (0.07)              --          (0.07)
                                                        ------------      ---------      -----------    -----------
Basic and diluted loss per common share.............    $      (1.94)     $   (1.16)     $    (3.17)    $     (2.21)
                                                        ============      =========      ==========     ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                JUNE 30,    DECEMBER 31,
                                                                 2001           2000
                                                              (UNAUDITED)
                                                              -----------   ------------
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $   5,983      $  14,875
Accounts receivable, net of allowance for doubtful accounts
  of $18,500 and $16,809, respectively......................      28,202         51,411
Receivables pledged to creditors............................      15,000             --
Accounts receivable, related party..........................         119            265
Other current assets........................................       6,888          9,070
                                                               ---------      ---------
    Total current assets....................................      56,192         75,621
Property and equipment, net of accumulated depreciation and
  amortization of $33,066 and $24,366, respectively.........     118,111        123,843
Restricted cash and pledged securities......................         189          9,859
Investments in affiliates...................................       1,918          5,164
Intangible assets, net of accumulated amortization of $3,396
  and $1,949, respectively..................................      17,686         32,235
Other long-term assets......................................       6,541          7,288
                                                               ---------      ---------
                                                               $ 200,637      $ 254,010
                                                               =========      =========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable............................................   $  62,769      $  70,777
Accrued expenses and other current liabilities..............      14,023         17,098
Credit facilities...........................................      40,574         25,187
Vendor financing............................................      44,860         50,844
Capital lease obligations...................................         247            334
Senior notes, net of discount...............................     158,549             --
                                                               ---------      ---------
    Total current liabilities...............................     321,022        164,240
Senior notes, net of discount...............................          --        158,444
                                                               ---------      ---------
    Total liabilities.......................................     321,022        322,684

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 40,000,000 shares authorized,
  16,554,156 and 16,365,656 shares issued and outstanding,
  respectively..............................................         166            164
Additional paid-in capital..................................     133,729        133,526
Unearned compensation.......................................         (99)          (131)
Accumulated deficit.........................................    (252,838)      (200,642)
Accumulated other comprehensive loss........................      (1,343)        (1,591)
                                                               ---------      ---------
    Total stockholders' deficit.............................    (120,385)       (68,674)
                                                               ---------      ---------
                                                               $ 200,637      $ 254,010
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

           STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                                   FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                            --------
                                                                                2001                       2000
                                                                                ----                       ----
OPERATING ACTIVITIES:
Net loss....................................................                 $ (52,196)                 $ (27,800)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................                    13,169                      6,381
  Loss on impairment........................................                    15,700                         --
  Amortization of deferred debt financing costs and debt
  discounts.................................................                       966                        391
  Other non-cash adjustments................................                       402                       (256)
Changes in operating assets and liabilities, net of
 acquisition effects:
  Accounts receivable, net..................................                     8,209                     (8,166)
  Accounts receivable, related party........................                       146                         (4)
  Accounts payable..........................................                    (8,006)                       277
  Accrued expenses..........................................                    (2,641)                     2,279
  Other.....................................................                       354                     (3,830)
                                                                             ---------                  ---------
     Net cash used in operating activities..................                   (23,897)                   (30,728)
                                                                             ---------                  ---------
INVESTING ACTIVITIES:
Purchases of property and equipment.........................                    (2,024)                   (27,084)
Acquisitions................................................                        --                    (10,339)
                                                                             ---------                  ---------
     Net cash used in investing activities..................                    (2,024)                   (37,423)
                                                                             ---------                  ---------
FINANCING ACTIVITIES:
Proceeds from vendor financing..............................                        --                     40,464
Proceeds from credit facilities.............................                    27,818                     98,093
Proceeds from sale of pledged securities....................                     9,600                      9,600
Proceeds from private placement.............................                       200                     15,368
Proceeds from exercise of warrants/options..................                        --                        700
Payment of debt financing costs.............................                        --                     (1,262)
Repayments of credit facilities.............................                   (13,145)                   (98,681)
Repayments of vendor financing..............................                    (7,357)                    (2,697)
Repayments under capital lease obligations..................                       (87)                      (268)
                                                                             ---------                  ---------
     Net cash provided by financing activities..............                    17,029                     61,317
                                                                             ---------                  ---------
Decrease in cash and cash equivalents.......................                    (8,892)                    (6,834)
Cash and cash equivalents, beginning of the period..........                    14,875                     54,731
                                                                             ---------                  ---------
Cash and cash equivalents, end of the period................                 $   5,983                  $  47,897
                                                                             =========                  =========
Supplemental Disclosure of Cash Flow Information:
Interest paid...............................................                 $  15,474                  $  12,262
Equipment financed by capital leases........................                 $   1,537                  $      --



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

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results that may be expected for future periods or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

ORGANIZATION

    Startec is a facilities-based provider of Internet Protocol ("IP") communication services, including voice, data and Internet access. Founded as a corporation in 1989, the Company markets its services to ethnic businesses, residential communities located in major metropolitan areas, international long distance carriers and Internet service providers transacting with the world's emerging economies. The Company's mission is to become a leading provider of IP communication services, including voice, data and Internet services. The Company's target markets are comprised of businesses and residential customers that transact with the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America. The Company provides services through a flexible network of owned and leased facilities, operating and termination agreements, and resale arrangements. The Company has an extensive network of IP gateways, international gateways, domestic switches, and ownership in undersea fiber optic cables.

GOING CONCERN AND OTHER RISK FACTORS

    The Company has devoted substantial resources to the buildout of its network, deployment of its Internet initiatives, and the expansion of its marketing programs and strategic acquisitions. As a result, the Company experienced operating losses and negative cash flows from operations in each of the last three years. These losses and negative cash flows are expected to continue in the future. During the first two quarters of 2001, the Company substantially reduced its work force and consolidated its administrative functions previously located in Bethesda, Maryland to the Company's operations center in Potomac, Maryland. Additionally, the Company has consolidated its North American and European operations and curtailed its operations in Europe and Hong Kong. Although these reductions in force resulted in severance and other termination costs in the first two quarters of 2001, management believes these actions will result in significant cost savings during the second half of 2001. Additionally, management has substantially curtailed capital expenditures in 2001. However, there can be no assurance that the Company's operations will become profitable or will produce positive cash flows. As of June 30, 2001, the Company's current liabilities were in excess of current assets by approximately $265 million due in part to the current classification of approximately $244 million of debt outstanding under its credit facilities, vendor financing agreements and Senior Notes.

    In April 2001, the Company entered into a 24-month accounts receivable purchase facility with Allied Capital Corporation ("Allied"), resulting in net proceeds of approximately $7.375 million after paying certain loan payments, prepayments and a commitment fee to NTFC Capital Corporation ("NTFC") (See Note
9). If the Company cannot raise additional financing or restructure its Senior Notes, it is unlikely that the Company will be able to make its November 2001 interest payment on the Company's Senior Notes.

    The Company and NTFC entered into a side agreement at the time that the Allied transaction was consummated. The agreement states that if the Company cannot successfully restructure its Senior Notes by November 1, 2001, the Company's debt will be in default.

    The Company is in discussions to obtain additional debt and equity financing and also with holders of its Senior Notes to restructure the indebtedness outstanding under the Senior Notes. There can be no assurance that such new financing will be available on terms the Company finds acceptable or at all, or that management will be able to restructure the Senior Notes. In the event that the Company is unable to obtain such additional financing or restructure the Senior Notes, it will be required to further limit or curtail its operations, and the Company may resort to selling assets to the extent permitted by its debt facilities. Even with such reductions, management believes that if the Company cannot restructure the terms of the Senior Notes or raise additional financing, it is unlikely that the Company will make the November 2001 interest payment. Furthermore, if the Company cannot restructure the Senior Notes, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale or liquidation of the Company will be required in whole or in part. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company's independent public accountants expressed substantial doubt about the Company's ability to continue as a going concern in their report on the December 31, 2000, financial statements. The Company's independent public accountants have advised management that if the Company cannot restructure its debt and raise sufficient capital to fund operations through 2002 and meet debt obligations in 2002 before the completion of the audit of its 2001 year-end results, they will again express substantial doubt about the Company's ability to continue as a going concern.

    As part of management's plan to improve operating performance, the Company eliminated its circuit switched traffic in the first quarter of 2001, which accounted for approximately $143 million, or 44% of the Company's 2000 net revenues. The Company has begun to generate more traffic for its own IP network with a goal of generating higher margins. While there can be no assurance that higher gross margins can be achieved or that existing margins can be sustained, the Company may experience a further decrease in net revenues.

    The Company is subject to various risks in connection with the operation of its business. These risks include, but are not limited to, the increasing cost of financing and difficulties in obtaining needed financing, its ability to restructure its Senior Notes or other indebtedness and to meet its obligations under existing indebtedness, substantial foreign governmental control of national telecommunications companies, its ability to regain favorable carrier rates, difficulty and expense in obtaining and maintaining foreign and domestic licenses and other governmental or regulatory approvals, the risk of litigation in connection with the contents of its Internet portal, its strategy of focusing on business customers and migrating entirely to the IP network, its ability to integrate and manage acquired technology, companies, assets and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and internet industries, dependence on call termination agreements, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide the Company with technology, infrastructure and content, dependence on a few significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, changes in U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, the expansion of the global network and the Company's dependence on key and scarce employees in a competitive market for skilled personnel.

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

2.  LOSS PER COMMON SHARE

    Statement of Financial Accounting Standards No. 128 "Earnings Per Common Share" requires dual presentation of basic and diluted earnings per common share on the face of the statements of operations for all periods presented. Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                                          FOR THE THREE        FOR THE SIX
                                                                           MONTHS ENDED        MONTHS ENDED
                                                                              JUNE 30,            JUNE 30,
                                                                              --------            --------
                                                                         2001      2000      2001     2000
                                                                         ----      ----      ----     ----

Weighted-average common shares outstanding-basic/diluted..........      16,554    13,498    16,477    12,557
Stock option and warrant equivalents..............................          --        --        --        --
                                                                        ------    ------    ------    ------
Weighted-average common and equivalent shares
  outstanding-basic/diluted.......................................      16,554    13,498    16,477    12,557
                                                                        ======    ======    ======    ======

    Options and warrants to purchase an aggregate of approximately 2,477,000 and 2,744,000 shares of common stock were excluded from the computation of diluted loss per common share in 2001 and 2000, respectively, because inclusion of these options and warrants would have an anti-dilutive effect on loss per common share.

3.  LONG-LIVED ASSETS

    Long-lived assets, including property and equipment, identifiable intangible assets to be held and used and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of assets. If future estimated undiscounted net cash flows are less than the carrying amounts of long-lived assets, then such assets are written down to their fair value. The Company considers expected cash flow and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. See Note 8.

    The Company's estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures. As a result, the carrying amounts of long-lived assets would be reduced materially in the future.

    In the first quarter of 2001, the Company reevaluated the useful lives of its goodwill arising from acquisitions. Previously, goodwill had been amortized on a straight-line basis over 20 years. Based on market conditions arising subsequent to these acquisitions, the Company has changed the amortizable lives of goodwill to 5 years. This change will be applied to the current and future financial statements prospectively in accordance with the Accounting Principals Board Opinion No. 20, "ACCOUNTING CHANGES" ("APB 20"). The effect of this change in estimate was an increase in the net loss of approximately $718,000 and $1,436,000 or $0.04 and $0.08 per share for the three and six months ended June 30, 2001, respectively.


4.  RECENT ACCOUNTING PRONOUNCEMENTS


     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, became effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated balance sheets or statements of operations.


5.  BUSINESS SEGMENT DATA

    The Company evaluates all services by region. In addition, the Company views traffic terminating on its IP network as IP revenue. The IP revenue represents wholesale VoIP and residential and business traffic. In 2001, all of the Company's traffic is considered to be IP revenue.

    The Company evaluates the performance of its segments based primarily on earnings before interest, taxes, depreciation and amortization and loss on impairment ("EBITDA"). The Company's interest income and expense are included in the consolidated Federal income tax return of the Company and its subsidiaries and are allocated based upon the relative contribution to the Company's consolidated general and administrative expense.

    The majority of the Company's selling, general, and administrative expense is incurred by the North American operations. However, selling, general, and administrative expense is allocated to all segments based on total revenues and headcount.

    The following table presents revenues and other financial information on a segmented basis based on region, as of June 30, 2001 and 2000 and for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                           THREE MONTHS ENDED JUNE 30, 2001
                                    --------------------------------------------
                                     NORTH                              TOTAL
                                    AMERICA     EUROPE      ASIA    CONSOLIDATED
                                    --------    ------      ----    ------------
Net revenues....................   $ 36,157    $ 6,418    $ 1,498     $ 44,073
Gross margin....................      9,882      1,498        614       11,994
Selling, marketing, general and
  administrative expense........      9,486      2,722        809       13,017
EBITDA..........................        396     (1,224)      (195)      (1,023)
Depreciation and amortization
  expense.......................      6,354        362        227        6,943
Interest expense................      8,690         --         --        8,690
Interest income.................          2        249         11          262
Fixed assets, gross.............    127,163      9,814     14,200      151,177
Total assets....................   $166,755    $19,777    $14,105     $200,637


                                           SIX MONTHS ENDED JUNE 30, 2001
                                    --------------------------------------------
                                     NORTH                              TOTAL
                                    AMERICA     EUROPE      ASIA    CONSOLIDATED
                                    --------    ------      ----    ------------

Net revenues....................   $ 90,672    $15,513    $ 2,854     $109,039
Gross margin....................     17,887      3,473      1,246       22,606
Selling, marketing, general and
  administrative expense........     19,446      7,758      2,421       29,625
EBITDA..........................     (1,559)    (4,285)    (1,175)      (7,019)
Depreciation and amortization
  expense.......................     11,877        840        452       13,169
Interest expense................     16,447        303         --       16,750
Interest income.................        174        249         19          442
Fixed assets, gross.............    127,163      9,814     14,200      151,177
Total assets....................   $166,755    $19,777    $14,105     $200,637



                                         THREE MONTHS ENDED JUNE 30, 2000
                                    --------------------------------------------
                                     NORTH                              TOTAL
                                    AMERICA     EUROPE      ASIA    CONSOLIDATED
                                    --------    ------      ----    ------------
Net revenues....................   $ 81,269    $ 6,126    $ 1,771     $ 89,166
Gross margin....................     15,723        434        645       16,802
Selling, marketing, general and
  administrative expense........     15,023      3,987      2,612       21,622
EBITDA..........................        700     (3,553)    (1,967)      (4,820)
Depreciation and amortization
  expense.......................      3,290        227        290        3,807
Interest expense................      6,308         --         --        6,308
Interest income.................        566          4          9          579
Fixed assets, gross.............    103,237     19,060     12,857      135,154
Total assets....................   $301,760    $29,525    $14,686     $345,971


                                          SIX MONTHS ENDED JUNE 30, 2000
                                    --------------------------------------------
                                     NORTH                              TOTAL
                                    AMERICA     EUROPE      ASIA    CONSOLIDATED
                                    --------    ------      ----    ------------
Net revenues....................    $151,529   $11,520    $ 3,493     $166,542
Gross margin....................      28,062     2,082      1,144       31,288
Selling, marketing, general and
  administrative expense........      26,131     9,683      4,837       40,651
EBITDA..........................       1,931    (7,601)    (3,693)      (9,363)
Depreciation and amortization
  expense.......................       5,661       236        484        6,381
Interest expense................      12,304        --         --       12,304
Interest income.................       1,467        39         23        1,529
Fixed assets, gross.............     103,237    19,060     12,857      135,154
Total assets....................    $301,760   $29,525   $ 14,686     $345,971


6.  DEBT

    Debt consists of the following (in thousands):

                                                              JUNE 30    DECEMBER 31
                                                                2001        2000
                                                              --------   -----------
Senior Notes, with a rate of 12% due May 2008...............  $160,000    $160,000
NTFC Financing Agreement, with a weighted average rate of
  10.2%, maturing January 2004 through May 2005.............    39,597      45,937
IBM Financing Agreement, with a weighted average rate of
  11.8%, maturing 2003......................................     1,366       1,697
Ascend Financing Agreement, with a rate of 8.5%, maturing
  October 2003..............................................     1,466       1,762
Allied Financing Agreement, with a rate of 15%, maturing
  June 2005.................................................    19,855      19,348
Allied Accounts Receivable Purchase Facility, with a
  discount rate of 16%, concluding April 2003...............    15,000          --
Coast Facility Agreement at the prime rate plus 3.5%, with a
  floor of 9%, maturing November 2002.......................     5,719       5,839
Notes payable to individuals and other......................       679         679
Capital lease and other obligations.........................     1,999       1,103
                                                              --------    --------
                                                               245,681     236,365
Less: debt discounts on Senior Notes........................    (1,451)     (1,556)
Less: current portion.......................................  (244,230)    (76,365)
                                                              --------    --------
                                                              $      -    $158,444
                                                              ========    ========


CURRENT CLASSIFICATION OF DEBT OUTSTANDING

    The Company has classified amounts outstanding under its vendor and credit facilities and senior notes as current in the accompanying condensed consolidated financial statements due to the uncertainty of the Company's ability to make future interest and principal payments. If the respective lenders were to demand payment for such borrowings outstanding, it is unlikely that the Company would have the available resources to make such payments.

7.  COMPREHENSIVE LOSS

    The total of net loss and all other non-owner changes in equity consists of the following for the three and six months ending June 30, 2001 and 2000 (in thousands):


                                                           FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                              ENDED JUNE 30,                     ENDED JUNE 30,
                                                      -------------------------------   ---------------------------------
                                                         2001              2000              2001               2000
                                                      ------------     --------------   ----------------    -------------
Net loss                                                $(32,094)         $(15,624)        $(52,196)          $(27,800)
Other comprehensive loss:
Foreign currency translation adjustment                      199              (473)            (248)              (788)
                                                        --------          --------         --------           --------
Comprehensive loss                                      $(31,895)         $(16,097)        $(52,444)          $(28,588)
                                                        ========          ========         ========           ========


8.  IMPAIRMENT LOSSES:

          PHONE SYSTEMS AND NETWORKS, INC. In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France ("PSN") for approximately $3.8 million in cash and 425,000 shares of common stock. The Company acquired an additional 27.4% ownership interest through a cash tender offer and open market purchases for a total ownership interest of approximately 92%. Total consideration amounted to approximately $11.3 million, including acquisition costs. The Company recognized approximately $10.5 million in intangible assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland and additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. During the second quarter of 2001, the Company began discussions with various parties to sell its interest in PSN. Due to the continued cash needs of PSN and the Company, management is seeking to reduce the cash commitments of PSN by selling the entity. The
Company concluded that the probable undiscounted cash flows for its French business would be less than the carrying value of the respective long-lived assets. The Company recognized an impairment charge of $7.9 million to reduce unamortized goodwill associated with the purchase to estimated fair value.

         DATALINK TELECOMMUNICATIONS, LIMITED. In March 2000, the Company acquired a 19.9% ownership interest in Datalink Telecommunications Limited ("Datalink") in exchange for 200,000 shares of the Company's common stock valued at $3.9 million. Datalink is a telecommunications provider incorporated in Canada that owns and operates a fiber optic telecommunications network to emerging countries. The transaction was negotiated at a time when internet communications entities were highly valued in the market place. Given the dramatic downturn in the market valuations and liquidity concerns facing telecommunications and internet communications entities, the Company has expensed the investment in Datalink during the second quarter of 2001.

         DENWA COMMUNICATIONS, INC. In the first quarter of 2000, the Company acquired several VoIP termination facilities from Denwa Communications, Inc ("Denwa"). The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $2.8 million to goodwill. In the second quarter of 2001, through its continued efforts to reduce operating losses and conserve cash, the Company decided to abandon certain of its termination routes. As the Company could not continue to fund the operating cash needs of the routes and as management did not foresee a near term improvement in the cash flows of the respective termination agreements, the Company decided to terminate its agreement with Denwa and shut down the associated routes. As a result, the Company recognized an impairment charge of approximately $2.4 million for the unamortized goodwill of the purchased routes.

         SATTEL GLOBAL NETWORKS, INC. In the second quarter of 2001, in its efforts to reduce operating losses and conserve cash, the Company decided to abandon certain of its other non-telecommunications operations. As a result, the Company discontinued its equipment resale operation that was operating under the name of Sattel Global Networks, Inc ("Sattel"). The Company obtained Sattel in March 2000, through the acquisition of Vancouver Telephone Company, Inc. ("VTC"), the parent company of Sattel. As the Company could not continue to fund the operating cash needs of the equipment reseller and as management did not foresee a near term improvement in the cash flows of the respective business, the Company decided to shut down its operations. As a result, the Company recognized an impairment charge of approximately $0.6 million for the long-lived assets consisting principally of network equipment and $0.9 million of unamortized intangibles and goodwill of Sattel.

9.       ALLIED RECEIVABLES CREDIT FACILITY AND DEBT RESTRUCTURING

         In April 2001, two of the wholly owned subsidiaries of the Company, Startec Global Operating Company ("Operating") and Startec Global Licensing Company ("Licensing"), together borrowed an aggregate of $20 million from Allied. These funds were distributed to the parent. The proceeds were used to repay the parent company's outstanding indebtedness to Allied. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interest at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, the Company is subject to certain financial and operational covenants, including limitations on its ability to incur additional indebtedness.

         In April 2001, Operating and Licensing entered into a 24-month accounts receivable purchase facility transaction with Allied resulting in net proceeds of approximately $7.375 million after paying certain loan payments, prepayments and a commitment fee to NTFC. Under the facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. During the 24-month term of the facility, Allied is obligated to use proceeds from collections of the accounts receivable to purchase additional interests in other accounts receivable up to the maximum aggregate amount of $15 million, assuming that the Company remains in compliance with the financial and other covenants pursuant to this facility. This purchase facility was structured as a sale of receivables to Allied; however, the facility is being accounted for as a secured borrowing due to the financial position of the Company. The annual discount rate payable is 16%. Allied has no recourse to the Company's other assets for failure of debtors to pay when due.

         The Company is subject to various financial covenants associated with the receivable purchase including periodic reporting requirements and maintenance of the predetermined secured accounts receivable balance. Due to the uncertainty of the Company's ability to make future interest payments, the facility is classified as current on the accompanying condensed consolidated balance sheets.

         In connection with establishing the Allied facility, the Company incurred approximately $720,000 for legal and restructuring fees. Additionally, the Company has incurred approximately $500,000 in expenses relating to the monthly discount on sales of receivables. These amounts have been recorded as interest expense in the accompanying condensed consolidated statements of operations.

         In conjunction with the restructuring of the Allied indebtedness described above, the Company amended its credit facility with NTFC. Pursuant to the amendment, NTFC agreed to waive certain defaults and revise certain financial covenants. In connection with this amendment, the Company paid NTFC $7.5 million in overdue loan payments and prepayments and a $125,000 commitment fee. The Company also agreed to issue NTFC a stock purchase warrant to purchase 25,000 shares of voting stock upon any restructuring of the Senior Notes.

10.  LITIGATION

    In March 2001, Startec and Capsule Communications, Inc. ("Capsule") announced the settlement of and mutual release from all claims resulting from the termination of a Merger Agreement entered into on November 2, 2000. As part of this settlement, Startec agreed to pay Capsule $400,000 in four monthly installments of $100,000. Startec paid the first two installments, but failed to make the third payment. Capsule brought suit against Startec to recover the remaining $200,000, as well as an additional $30,000 in attorney's fees. At this time, it is probable that Startec will be required to pay the entire $230,000 claim.

    On July 27, 2001, Sattel Global Networks, Inc. ("Sattel") and George Weischadle filed a lawsuit against the Company and against several of its current and former officers and agents in the Superior Court of the State of California, Los Angeles County, Central District. The plaintiffs have pleaded causes of action for declaratory relief, intentional interference with contractual relations, intentional interference with prospective economic relations, trespass and injunctive relief. The basis for this complaint relates to the Company's subsidiary Vancouver Telephone Company, and the plaintiffs' allegations, that, among other things, the Company has exercised inappropriate control over the actions of Vancouver's subsidiary, Sattel. The plaintiffs seek declaratory and injunctive relief and money damages in excess of $100 million. In addition, the plaintiffs have filed a Motion for Preliminary Injunction to prevent the Company from restricting plaintiffs' access to Sattel's business premises and interfering with the operations of Sattel. A hearing date for this motion has been set for August 29, 2001. The Company will oppose the application for preliminary relief. Although management believes the Company has meritorious defenses, that the likelihood of a negative outcome is remote and will defend itself vigorously, the outcome of this litigation cannot be predicted. The Company is also considering potential counterclaims against the plaintiffs.

    On or about June 22, 2001, TransGlobal Communications, Inc. and iGlobe, Inc., Chapter 11 Debtors in pending bankruptcy cases, filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Company. Plaintiffs have alleged turnover of $663,041, which represents amounts allegedly due and owing by the Company on account of services rendered by the plaintiffs, and violation of the automatic stay imposed by the bankruptcy code, for the Company's failure to turn over the amounts due. The Company has filed a Motion to Dismiss the adversary proceeding on the grounds that (i) Startec Global Communications Corporation is the wrong entity to be sued in this matter and (ii) the summons was improperly served. Although management believes that the Company has substantive defenses to this proceeding and will defend itself vigorously, the outcome of this litigation cannot be predicted.

    From time to time the Company is involved in litigation incidental to the conduct of business. Startec is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition or results of operations.

11. SUBSEQUENT EVENTS

         At the annual shareholders meeting, which was held on August 1, 2001, the shareholders approved a proposal to amend the Company's Restated Certificate of Incorporation, to increase the number of authorized shares of common stock, par value $.01 per share, from 40,000,000 to 100,000,000, and to increase the number of authorized shares of preferred stock, par value $1.00 per share, from 1,000,000 to 20,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our plans for the discontinuation of unprofitable business lines, expected growth in earnings, EBITDA, revenue and gross margin, expected decreases in operating expenses, our exposure to interest-rate risk, our expectation regarding our ability to consummate future acquisitions and any restructuring of our Senior Notes or other outstanding indebtedness, our ability to meet our obligations to pay interest and fees and repay the principal on our indebtedness, the necessity for and expected availability of additional financing our expectations regarding the success of our revised business plan, and our belief that our shift to Vancouver operations will result in lower costs and overhead. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, the increasing cost of financing and difficulties in obtaining needed financing, our ability to restructure our Senior Notes or other indebtedness and to meet our obligations under existing indebtedness, substantial foreign governmental control of national telecommunications companies, difficulty and expense in obtaining and maintaining foreign and domestic licenses and other governmental or regulatory approvals, the risk of litigation in connection with the contents of our Internet portal, our strategy of focusing on business customers and migrating entirely to the IP network, our ability to integrate and manage acquired technology, companies, assets and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and internet industries, dependence on call termination agreements, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, dependence on a few significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, changes in U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, the expansion of the global network and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    We are a facilities-based provider of Internet protocol communication services, including voice, data and Internet access. Founded as a corporation in 1989, we market our services to ethnic businesses, residential communities located in major metropolitan areas, international long distance carriers and Internet service providers transacting with the world's emerging economies. Our mission is to become a leading provider of IP communication services, including voice, data and

Internet services. Our target markets are comprised of businesses and residential customers that transact with the Asia Pacific Rim, the Middle East and North Africa, Russia and Central Europe and Latin and South America. We provide our services through a flexible network of owned and leased facilities, operating and termination agreements, and resale arrangements. We have an extensive network of IP gateways, international gateways, domestic switches, and ownership in undersea fiber optic cables.

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

    During 2000, and in the first two quarters of 2001, we eliminated approximately 500 positions globally. This number represents over one-half of our total workforce. The consolidation of operations represents approximately half of the positions we eliminated. A significant portion of this reduction related to our decision to shift our residential customer service operations from Bethesda, Maryland to Vancouver, Canada, where we already operate a call center facility. Last year, we established our Vancouver presence through the acquisition of Vancouver Telephone Company. Vancouver's diverse ethnic population provides a large pool of highly qualified potential employees to serve as in-language customer service representatives, and we believe the shift will allow us to take advantage of lower personnel costs and overhead. We plan to use our Bethesda call center facilities to provide customer service support for our managed network services targeting business customers. We also intend to continue our call center operations in Guam, France and Germany. In addition to headcount reductions, we have implemented a cost reduction initiative to reduce other general and administrative expenses. The result of these efforts is a decrease of general and administrative expense of approximately 17% when comparing the first six months of 2001 with the first six months of 2000.

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

    In 2000, we began eliminating the low margin circuit switched wholesale business to focus on the higher margin VoIP business. We have successfully transitioned all traffic to our IP network. We believe this transition should result in a reduction of interconnect charges and we expect this will also free up port capacity for business customers without significant increases in capital expenditures. This shift in product mix has improved our gross margin as a percent of net revenues. During the first six months of 2001, our blended gross margin was approximately 20.7% versus 18.8% for the same period in 2000. Our strategy is to increase our focus on business customers, who generally have higher monthly revenue, generate higher margins and lower turnover than residential customers.

    We prepay many of our foreign IP routes in order to obtain the least cost routes. This is a standard industry-wide practice. Although we lost many routes in the first quarter due to the inability to make prepayments, the funding with Allied closed in April 2001 and as a result, we were able to prepay many of these favorable IP routes and recover our capacity on these routes. We are now actively seeking to acquire additional routes. The recovery of these favorable routes in the second quarter had a positive impact on our gross margins as a percent of net revenues.

    On June 29, 2001, our common stock was delisted from the Nasdaq National Market due to our failure to comply with the applicable listing requirements. Our common stock is currently quoted on the NASD OTC Bulletin Board, under the symbol "STGC.OB".

LIQUIDITY AND CAPITAL RESOURCES

    We had approximately $6.0 million of unrestricted cash and cash equivalents as of June 30, 2001. We obtained $15 million in new funding from Allied, one of our existing creditors, in April 2001. The transaction is structured as a twenty-four month revolving accounts receivable purchase facility. Of the $15 million, approximately $7.625 million of the proceeds was used to pay NTFC Capital Corporation overdue loan payments, prepayments and a commitment fee of $125,000. Additionally, approximately $720,000 was used to pay fees associated with the transaction. However, there can be no assurances that we will have enough funding to continue operations or make payments on our existing indebtedness through the third quarter of 2001. These uncertainties could also adversely impact our ability to be EBITDA positive in 2001.

    If we are unable to restructure our Senior Notes, we will require additional financing to meet the November 2001 interest payment on our Senior Notes and make payments on our other existing indebtedness. We have classified the outstanding amounts under our credit and vendor facilities and Senior Notes as current due to violation of certain covenants or our projected inability to make the November 2001 interest payment on the Senior Notes. The above factors raise substantial doubt about our ability to continue as a going concern. We prepared our financial statements on the basis that we will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

    In June, 2001, we engaged Communication Technology Advisors LLC as our financial advisor, to assist us in evaluating alternatives for the restructuring of our debt. In connection with our engagement of Communication Technology Advisors, we agreed to pay them a monthly retainer fee of $60,000. In addition, we agreed to pay CTA significant additional fees in connection with the services to be provided under their engagement letter in the future. We are no longer utilizing the services of Jefferies & Co., Inc. as a financial advisor. We are currently evaluating alternatives for the restructuring of our debt, including exchanging the Senior Notes for new notes and/or a substantial amount of common stock, exchanging the Senior Notes for preferred stock and/or other instruments which are convertible or exercisable into a substantial amount of common stock, and we are also in discussions with other investors to obtain additional financing. There can be no assurance such new financing will be available on terms that we find acceptable or that we will be able to restructure the Senior Notes. In the event that we are unable to obtain such additional financing and restructure the notes, we will be required to limit or curtail our operations, and we may be required to sell assets to the extent permitted by our debt facilities. Even with such reductions, we believe that if we cannot restructure the terms of the Senior Notes or raise additional financing, it is unlikely that we will make the November 2001 interest payment or make payments on our other existing indebtedness. Furthermore, if we cannot restructure the Senior Notes, there will be a material and adverse effect on our financial condition, to the extent that a restructuring, sale or liquidation will be required, in whole or in part.

    We have received correspondence from several trade creditors concerning the timing of payment of past due accounts payable balances. All amounts are recorded as current liabilities in the June 30, 2001, balance sheet. We are in discussions with these vendors regarding the resolution of certain disputes related to the charges and the timing of payments.

    We are also subject to certain pending and threatened litigation, including the matters described in Part II, Item 1.

    In April 2001 two of our wholly owned subsidiaries, Startec Global Operating Company ("Operating") and Startec Global Licensing Company ("Licensing"), together borrowed an aggregate of $20 million from Allied Capital Corporation. These funds were distributed to the parent company. The proceeds were used to repay outstanding indebtedness to Allied. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interest at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, we are subject to certain financial and operational covenants, including limitations on our ability to incur additional indebtedness.

         In April 2001, Operating and Licensing entered into a 24-month accounts receivable purchase facility transaction with Allied resulting in net proceeds of approximately $7.375 million after paying certain loan payments, prepayments and a commitment fee to NTFC. Under the facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. During the 24-month term of the facility, Allied is obligated to use proceeds from collections of the accounts receivable to purchase additional interests in other accounts receivable up to the maximum aggregate amount of $15 million, assuming that the Company remains in compliance with the financial and other covenants pursuant to this facility. This purchase facility was structured as a sale of receivables to Allied; however, the facility is being accounted for as a secured borrowing due to the financial position of the Company. The annual discount rate payable is 16%. Allied has no recourse to the Company's other assets for failure of debtors to pay when due.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                               FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                        JUNE 30                       JUNE 30
                                                               --------------------------     ------------------------
                                                                    2001        2000             2001        2000
                                                                  --------    --------         --------    --------
Net revenues................................................       100.0%      100.0%           100.0%      100.0%
Cost of services............................................        72.8        81.2             79.3        81.2
                                                                   -----       -----            -----       -----
  Gross margin..............................................        27.2        18.8             20.7        18.8
General and administrative expenses.........................        27.8        20.4             25.6        20.2
Selling and marketing expenses..............................         1.8         3.8              1.5         4.2
Depreciation and amortization...............................        15.8         4.3             12.1         3.8
Loss on impairment..........................................        35.6          --             14.4          --
                                                                   -----       -----            -----       -----
Loss from operations........................................       (53.8)       (9.7)           (32.9)       (9.4)
Interest expense............................................       (19.7)       (7.1)           (15.4)       (7.4)
Interest income.............................................         0.6         0.7              0.4         0.9
Equity in loss from affiliate...............................          --        (0.4)              --        (0.2)
                                                                   -----       -----            -----       -----
Loss before extraordinary item................................     (72.9)      (16.5)           (47.9)      (16.1)
Extraordinary item - loss on early
   Extinguishment of debt...................................          --        (1.0)              --        (0.6)
                                                                   -----       -----            -----       -----
Net loss....................................................       (72.9)%     (17.5)%          (47.9)%     (16.7)%
                                                                   =====       =====            ======      =====

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2000

    NET REVENUES. Net revenues for the three months ended June 30, 2001 decreased $45.1 million, or 50.6%, to $44.1 million from $89.2 million for the same period in 2000. Net revenues for the six months ended June 30, 2001 decreased $57.5 million, or 34.5%, to $109.0 million from $166.5 million for the same period in 2000. The overall decrease in revenues was due to our initiative to eliminate circuit switched carrier revenues. We were able to transition all of our traffic onto our IP routes in the first quarter of 2001. Correspondingly, all revenues are IP revenues for the three and six months ended June 30, 2001.

    Net revenues generated by our North American segment decreased $45.1 million, or 55.5%, to $36.2 million for the three months ended June 30, 2001, from $81.3 million for the same period in 2000. Net revenues generated by our North American segment decreased $60.8 million, or 40.1%, to $90.7 million for the six months ended June 30, 2001, from $151.5 million for the same period in 2000.

    Net revenues generated by our European segment increased $0.3 million, or 4.9%, to $6.4 million for the three months ended June 30, 2001, from $6.1 million for the same period in 2000. Net revenues generated by our European segment increased $4.0 million, or 34.8%, to $15.5 million for the six months ended June 30, 2001, from $11.5 million for the same period in 2000. The overall increase in revenues was due to our continued expansion of operations in Germany.

    Net revenues generated by our Asian segment decreased $0.3 million, or 16.7%, to $1.5 million for the three months ended June 30, 2001, from $1.8 million for the same period in 2000. Net revenues generated by our Asian segment decreased $0.6 million, or 17.1%, to $2.9 million for the six months ended June 30, 2001, from $3.5 million for the same period in 2000. The overall decrease in revenues was due to our shut down of operations in Hong Kong.

    GROSS MARGIN. Gross margin decreased $4.8 million, or 28.6%, to $12.0 million, or 27.2% of net revenues, for the three months ended June 30, 2001, from $16.8 million, or 18.8% of net revenues, for the same period in 2000. Gross margin decreased $8.7 million, or 27.7%, to $22.6 million, or 20.7% of net revenues, for the six months ended June 30, 2001, from $31.3 million, or 18.8% of net revenues, for the same period in 2000. We prepay many of our foreign IP routes in order to obtain the least cost routes. This is a standard industry-wide practice. Although we lost many routes in the first quarter due to the inability to make prepayments, the funding with Allied closed in April 2001 and as a result, we were able to prepay many of these favorable IP routes to recover our capacity on these routes. We are now actively seeking to acquire additional routes. The recovery of favorable routes in the second quarter had a positive impact on our gross margins as a percent of net revenues.

    Gross margin for our North American segment decreased $5.8 million, or 37.1%, to $9.9 million, or 27.3% of net revenues, for the three months ended June 30, 2001, from $15.7 million, or 19.3% of net revenues, for the same period in 2000. Gross margin for our North American segment decreased $10.2 million, or 36.3%, to $17.9 million, or 19.7% of net revenues, for the six months ended June 30, 2001, from $28.1 million, or 18.5% of net revenues, for the same period in 2000.

    Gross margin for our European segment increased $1.1 million, or 245.2% to $1.5 million, or 23.4% of net revenues, for the three months ended June 30, 2001, from $0.4 million, or 6.6% of net revenues for the same period in 2000. Gross margin for our European segment increased $1.4 million, or 66.8% to $3.5 million, or 22.6% of net revenues, for the six months ended June 30, 2001, from $2.1 million, or 18.3% of net revenues for the same period in 2000.

    Gross margin for our Asian segment decreased $0.1 million, or 4.8%, to $0.6 million, or 40.0% of net revenues, for the three months ended June 30, 2001, from $0.6 million, or 33.3% of net revenues for the same period in 2000. Gross margin for our Asian segment decreased $0.1 million, or 8.9%, to $1.2 million, or 41.4% of net revenues, for the six months ended June 30, 2001, from $1.1 million, or 31.4% of net revenues for the same period in 2000.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2001, decreased $6.0 million, or 33.0% to $12.2 million from $18.2 million for the same period in 2000. General and administrative expenses for the six months ended June 30, 2001, decreased $5.6 million, or 16.7% to $28.0 million from $33.6 million for the same period in 2000.

    General and administrative expenses as a percentage of net revenues increased to 27.8% for the three months ended June 30, 2001 from 20.4% for the same period in 2000. General and administrative expenses as a percentage of net revenues increased to 25.6% for the six months ended June 30, 2001 from 20.2% for the same period in 2000. The percentage increase was primarily due to the decrease in net revenues associated with our initiative to eliminate circuit switched revenues.

    SELLING AND MARKETING. Selling and marketing expenses for the three months ended June 30, 2001 decreased $2.6 million, or 76.5% to $0.8 million from $3.4 million for the three months ended June 30, 2000. Selling and marketing expenses for the six months ended June 30, 2001 decreased $5.3 million, or 75.7% to $1.7 million from $7.0 million for the same period in 2000. The decrease is due to our efforts to implement cost reduction procedures.

    Selling and marketing expenses as a percentage of net revenues decreased to 1.8% for the three months ended June 30, 2001, from 3.8% for the same period in 2000. Selling and marketing expenses as a percentage of net revenues decreased to 1.5% for the six months ended June 30, 2001, from 4.2% for the same period in 2000.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.1 million, or 81.6%, to $6.9 million for the three months ended June 30, 2001 from $3.8 million for the same period in 2000. Depreciation and amortization expense increased $6.8 million, or 106.3%, to $13.2 million for the six months ended June 30, 2001 from $6.4 million for the same period in 2000. This was primarily due to increases in capital expenditures pursuant to our strategy of expanding our network infrastructure, acquisitions made during 2000 and the change in useful lives our goodwill and other intangibles to five years from 20 years.

    LOSS ON IMPAIRMENT. During the second quarter of 2001, we recorded approximately $15.7 million in impairment losses, of which approximately $11.1 million was unamortized goodwill and other intangibles, $3.9 million were investments and $.7 million was long-lived assets. We performed an undiscounted cash flow analysis for each of the affected entities to form a basis for our impairment.

    INTEREST EXPENSE. Interest expense increased $2.4 million, or 38.1%, to $8.7 million for the three months ended June 30, 2001, from $6.3 million for the same period in 2000. Interest expense increased $4.5 million, or 36.6%, to $16.8 million for the six months ended June 30, 2001, from $12.3 million for the same period in 2000. This was a result of higher balances drawn from several bank and vendor financing agreements entered into during the second quarter of 2000.

    INTEREST INCOME. Interest income decreased $0.3 million, or 50.0%, to $0.3 million for the three months ended June 30, 2001, from $0.6 million for the same period in 2000. Interest income decreased $1.1 million, or 73.3%, to $0.4 million for the six months ended June 30, 2001, from $1.5 million for the same period in 2000. This is primarily due to a decrease in the amount of pledged securities on our balance sheet, reflecting the interest payments made on the Senior Notes.

    NET LOSS. Net loss for the three months ended June 30, 2001 was $32.1 million or $1.94 per common share compared to a net loss of approximately $15.6 million or $1.16 per common share for the same period in 2000. Net loss for the six months ended June 30, 2001 was $52.2 million or $3.17 per common share compared to a net loss of approximately $27.8 million or $2.21 per common share for the same period in 2000.

CASH FLOWS

    Our liquidity requirements arise from cash used in operating activities, purchases of network equipment and payments on outstanding indebtedness.

    Our cash and cash equivalents decreased to approximately $6.0 million at June 30, 2001 from approximately $14.9 million at December 31, 2000. Net cash used by operating activities was approximately $23.9 million for the six months ended June 30, 2001 and $30.7 million for the same period in 2000. The decrease in cash used in operations was primarily the result of increased net losses during the first six months of 2001 as compared to 2000.

    Net cash used in investing activities was approximately $2.0 million and $37.4 million for the six months ended June 30, 2001 and 2000, respectively. The decrease is due primarily to the substantial curtailment of capital expenditures during 2001.

    Net cash provided by financing activities was approximately $17.0 million and $61.3 million for the six months ended June 30, 2001 and 2000, respectively. Cash provided by financing activities for the six months ended June 30, 2001 primarily resulted from the accounts receivable sale to Allied.

RECENT ACCOUNTING PRONOUNCEMENTS.

    In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below is carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of its goodwill; however, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs.

    In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, became effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on our consolidated balance sheets or statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. We do not hold any financial instruments for trading purposes. We believe that our primary market risk exposure relates the effect that changes in interest rates have on our investments and those portions of our outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on the our investments in cash equivalents, which consist primarily of demand deposits and money market accounts. In addition, changes in interest rates impact the fair value of our long-term debt obligations (including the Senior Notes). As of June 30, 2001, the fair value of the Senior Notes was approximately $9.6 million. Changes in interest rates also affect our borrowings under our other financing facilities with NTFC, Allied, IBM, Ascend and Coast. The NTFC Facility provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. The Allied facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. The Ascend Facility provides that each borrowing under the facility bears interest at 8.5%. The IBM facility bears interest at a variable rate during the term of the lease. The Coast facility bears interest at a variable rate equal to the prime rate plus 3.5% with a floor of 9%.

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

                           PART II.--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In March 2001, Startec and Capsule Communications, Inc. ("Capsule") announced the settlement of and mutual release from all claims resulting from the termination of a Merger Agreement entered into on November 2, 2000. As part of this settlement, we agreed to pay Capsule $400,000 in four monthly installments of $100,000. We paid the first two installments, but failed to make the third payment. Capsule brought suit against Startec to recover the remaining $200,000, as well as an additional $30,000 in attorney's fees. At this time, it is probable that we will be required to pay the entire $230,000 claim.

    On July 27, 2001, Sattel Global Networks, Inc. ("Sattel") and George Weischadle filed a lawsuit against us and against several of our current and former officers and agents in the Superior Court of the State of California, Los Angeles County, Central District. The plaintiffs have pleaded causes of action for declaratory relief, intentional interference with contractual relations, intentional interference with prospective economic relations, trespass and injunctive relief. The basis for this complaint relates to our subsidiary Vancouver Telephone Company, and the plaintiffs' allegations, that, among other things, we have exercised inappropriate control over the actions of Vancouver's subsidiary, Sattel. The plaintiffs seek declaratory and injunctive relief and money damages in excess of $100 million. In addition, the plaintiffs have filed a Motion for Preliminary Injunction to prevent us from restricting plaintiffs' access to Sattel's business premises and interfering with the operations of Sattel. A hearing date for this motion has been set for August 29, 2001. We will oppose the application for preliminary relief. Although we believe we have meritorious defenses, that the likelihood of a negative outcome is remote and will defend ourselves vigorously, the outcome of this litigation cannot be predicted. We are also considering potential counterclaims against the plaintiffs.

    On or about June 22, 2001, TransGlobal Communications, Inc. and iGlobe, Inc., Chapter 11 Debtors in pending bankruptcy cases, filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Company. Plaintiffs have alleged turnover of $663,041, which represents amounts allegedly due and owing by Startec on account of services rendered by the plaintiffs, and violation of the automatic stay imposed by the bankruptcy code, for our failure to turn over the amounts due. We have filed a Motion to Dismiss the adversary proceeding on the grounds that (i) Startec Global Communications Corporation is the wrong entity to be sued in this matter and (ii) the summons was improperly served. Although we believe that we have substantive defenses to this proceeding and will defend ourselves vigorously, the outcome of this litigation cannot be predicted.

    From time to time the Company is involved in litigation incidental to the conduct of business. Startec is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

DEFAULT UNDER NTFC LOAN AND SECURITY AGREEMENT

    NTFC Capital Corporation has notified us of certain events of default arising out of our failure to restructure our Senior Notes by August 1, 2001, and out of our inability to meet the total secured debt to total capitalization, minimum revenues and minimum EBITDA (earnings before interest, taxes, depreciation and amortization) covenants for the quarter ended June 30, 2001. NTFC has granted us a temporary waiver of these defaults; however, the waiver could expire as early as August 27 or August 30, if we fail to deliver additional documents and collateral to NTFC by those dates, and will expire in any event on August 31, 2001. The waiver will cease to be effective after the applicable expiration date and we will again be in default under the NTFC facility unless we can obtain additional waivers from NTFC. We cannot assure you that we will be able to deliver such additional documents and collateral to NTFC in a timely manner, or that we will be able to obtain any additional waivers after the expiration of the temporary waiver.

DEFAULT UNDER ALLIED INVESTMENT AND LOAN AGREEMENTS (SECURED AND UNSECURED)

    Allied Capital Corporation has waived a covenant default arising out of our inability to meet the total liabilities to net revenues annualized covenant for the quarter ended June 30, 2001.

DEFAULT UNDER ALLIED ACCOUNTS RECEIVABLE PURCHASE FACILITY

    Allied Capital Corporation has waived a covenant default arising out of our inability to meet the minimum weekly receivables balance covenant for the quarter ended June 30, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We held our annual meeting of stockholders on August 1, 2001, 16,544,156 shares of our common stock were outstanding and entitled to vote at the annual meeting, and 11,528,163 shares were represented at the annual meeting in person or by proxy. The following matters were voted upon at the annual meeting:

(a)  The following members were re-elected to our Board of Directors:

         TERM EXPIRING IN 2004        VOTES FOR     VOTES AGAINST   ABSTENTIONS
                                      ---------     -------------   -----------
         Nazir G. Dossani........... 10,086,904       1,441,259          0
         Richard K. Prins........... 10,086,904       1,441,259          0


(b) The amendment of our Restated Certificate of Incorporation, to increase the number of authorized shares of common stock from 40,000,000 to 100,000,000 and to increase the number of authorized shares of preferred stock from 1,000,000 to 20,000,000 was approved by the following vote:

          VOTES FOR              VOTES AGAINST               ABSTENTIONS
          ---------              -------------               -----------
          9,872,989                  1,632,409                 22,765


There were no broker non-votes or votes withheld at the annual meeting.

ITEM 5. OTHER INFORMATION

    We are currently evaluating alternatives for the restructuring of our debt, including our $160 million 12% Series A Senior Notes which are due in 2008. Although no decision has been reached, alternatives currently under consideration include exchanging the Senior Notes for new notes and/or a substantial amount of common stock, exchanging the Senior Notes for preferred stock and/or other instruments which are convertible into a substantial amount of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits


EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
10.58(*)                Receivables Purchase Agreement dated as of April 13, 2001 among
                        Startec Global Operating Company, Startec Global Licensing Company
                        and Allied Capital Corporation.

10.59(+)                (Unsecured) $10,000,000 Promissory Note dated as of April 13, 2001 made by Startec Global Operating Company and Startec Global Licensing
                        Company payable to the order of Allied Capital Corporation.

10.61(+)                (Secured) $10,000,000 Promissory Note dated as of April 13, 2001 made by Startec Global Operating Company and Startec Global Licensing
                        Company payable to the order of Allied Capital Corporation.


(*) Incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2001.

(+) This agreement was previously filed as an Exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission April 20, 2001. This agreement was amended subsequent to April 20, 2001.

b.  Reports on Form 8-K

    On April 20, 2001 we filed a Current Report on Form 8-K with the Securities and Exchange Commission to disclose that (1) we had received written notification from The Nasdaq Listing Qualifications Department stating that our common stock no longer met certain requirements for continued listing on the Nasdaq National Market, and that we had appealed the delisting determination; (2) two of our wholly owned subsidiaries had together borrowed an aggregate of $20 million from Allied Capital Corporation, which funds had been used by to repay our indebtedness to Allied, such that the parent now has no indebtedness to Allied but the two subsidiaries are jointly and severally liable to Allied for $10 million of unsecured debt and $10 million of debt secured by the subsidiaries' accounts receivable; (3) the same two subsidiaries had entered into a 2-year accounts receivable purchase facility with Allied;
    (4) we had amended our $50 million, 5-year term loan with NTFC Capital Corporation, in part to waive certain defaults and revise certain financial covenants, and that we had also agreed to issue NTFC a stock purchase warrant for 25,000 shares of our common stock; and (5) we had issued a press release announcing, among other things, (a) our Financial results for the fourth quarter and year ended December 31, 2000, including the revaluation of certain assets and the write-down of goodwill and intangibles associated with certain acquisitions and investments, (b) the transactions with Allied and NTFC described above,
    (c) the engagement of Jefferies & Company, Inc. to assist in negotiating the potential restructuring of our $160 million 12% Series A Senior Notes, (d) a reduction in our personnel and discontinuation of certain business lines, and (e) that our independent auditors, Arthur Andersen LLP, had indicated that they intended to include going-concern qualifications in their audit report covering the year ended December 31, 2000.



                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August 2001.


                                      STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                      By:            /s/ PRABHAV V. MANIYAR
                                           -------------------------------------
                                           CHIEF FINANCIAL OFFICER AND DIRECTOR
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)