Form 10-Q
period 2001-09-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2001-11-14
CIK 1043310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2001

or

/ / Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

Commission File No. 000-23087

Startec Global Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware                                                                                                                                                 52-2099559
(State or other jurisdiction of                                                                                                                    (I.R.S. Employer
incorporation or organization)                                                                                                                  Identification No.)

1151 Seven Locks Road, Potomac, MD                                                                                                     20854
(Address of principal executive offices)                                                                                                     (Zip Code)

(301) 610-4300
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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Title of Class:                                                                                            as of November 14, 2001
Common Stock, par value $0.01 per share                                                                   16,554,156

STARTEC GLOBAL COMMUNICATIONS CORPORATION

FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
INDEX

Part I.          Financial Information

         Item 1.         Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000	3
Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited), and December 31, 2000	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5
Unaudited Notes to Condensed Consolidated Financial Statements	6-14

Item 2. Management's Discussion Management's Discussion and Analysis of Financial Condition and Results of Operations	15-20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Part II. Other Information and Signature	22-24

PART I.         FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

                                                      For the Three Months       For the Nine Months
                                                     ----------------------    ----------------------
                                                        Ended September 30,       Ended September 30,
                                                     ----------------------    ----------------------
                                                        2001         2000         2001         2000
                                                     ---------    ---------    ---------    ---------
Net revenues .....................................   $  38,115    $  83,198    $ 147,154    $ 249,740
Cost of services .................................      26,386       64,807      112,819      200,060
                                                     ---------    ---------    ---------    ---------
Gross margin .....................................      11,729       18,391       34,335       49,680
General and administrative expenses ..............      10,614       16,150       38,567       49,780
Selling and marketing expenses ...................         927        5,124        2,599       12,146
Depreciation and amortization ....................       6,667        4,656       19,836       11,037
Loss on impairment ...............................       9,792         --         25,492         --
                                                     ---------    ---------    ---------    ---------
Loss from operations .............................     (16,271)      (7,539)     (52,159)     (23,283)
Interest expense .................................      (8,167)      (7,537)     (24,917)     (19,841)
Interest income ..................................         154          767          596        2,296
Equity in losses from affiliates .................        --           (818)        --         (1,197)
                                                     ---------    ---------    ---------    ---------
Loss before extraordinary item ...................     (24,284)     (15,127)     (76,480)     (42,025)
Extraordinary item-loss on early extinguishment of
debt .............................................        --           --           --           (902)
                                                     ---------    ---------    ---------    ---------
Net loss .........................................   $ (24,284)   $ (15,127)   $ (76,480)   $ (42,927)
                                                     =========    =========    =========    =========
Basic and diluted loss per common share:
Loss before extraordinary item ...................   $   (1.47)   $   (1.05)   $   (4.63)   $   (3.19)
Extraordinary item-loss on early extinguishment of
debt .............................................        --           --           --          (0.07)
                                                     ---------    ---------    ---------    ---------
Basic and diluted loss per common share ..........   $   (1.47)   $   (1.05)   $   (4.63)   $   (3.26)
                                                     =========    =========    =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                                             September 30,   December 31,
                                                                                  2001           2000
                                                                              -----------    -----------
                                                                              (unaudited)

                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..................................................  $     4,368    $    14,875
Accounts receivable, net of allowance for doubtful accounts
    of $19,130 and $16,809, respectively ...................................       21,075         51,411
Receivables pledged to creditors ...........................................       15,000             --
Accounts receivable, related party .........................................          138            265
Other current assets .......................................................        5,863          9,070
        Total current assets ...............................................       46,444         75,621
Property and equipment, net of accumulated depreciation and
    amortization of $36,030 and $24,366, respectively ......................      104,003        123,843
Restricted cash and pledged securities .....................................          201          9,859
Investments in affiliates ..................................................        1,918          5,164
Goodwill and intangible assets, net of accumulated amortization of $4,476
    and $1,949, respectively ...............................................       16,398         32,235
Other long-term assets .....................................................        6,455          7,288
                                                                              -----------    -----------
        Total assets .......................................................  $   175,419    $   254,010
                                                                              ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable ...........................................................  $    60,362    $    70,777
Accrued expenses and other current liabilities .............................       17,233         17,098
Credit facilities ..........................................................       40,507         25,187
Vendor financing ...........................................................       43,159         50,844
Capital lease obligations ..................................................          658            334
Senior notes, net of discount ..............................................      158,602             --
                                                                              -----------    -----------
        Total current liabilities ..........................................      320,521        164,240
Senior notes, net of discount ..............................................           --        158,444
                                                                              -----------    -----------
        Total liabilities ..................................................      320,521        322,684
                                                                              -----------    -----------
Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.01 par value; 100,000,000 shares authorized, 16,554,156 and
    16,365,656 shares issued and outstanding, respectively .................          166            164
Additional paid-in capital .................................................      133,729        133,526
Unearned compensation ......................................................          (83)          (131)
Accumulated deficit ........................................................     (277,122)      (200,642)
Accumulated other comprehensive loss .......................................       (1,792)        (1,591)
                                                                              -----------    -----------
      Total stockholders' deficit ..........................................     (145,102)       (68,674)
                                                                              -----------    -----------
      Total liabilities and stockholders' deficit ..........................  $   175,419    $   254,010
                                                                              ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                              --------------------------
                                                                                  2001           2000
                                                                              -----------    -----------
OPERATING ACTIVITIES:
Net loss ...................................................................  $   (76,480)   $   (42,927)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .........................................       19,836         11,037
     Loss on impairment ....................................................       25,492             --
     Amortization of deferred debt financing costs and debt discounts ......        1,366            729
     Other non-cash adjustments ............................................          (11)        (1,001)
Changes in operating assets and liabilities, net of acquisition effects:
     Accounts receivable, net ..............................................       15,336        (20,580)
     Accounts receivable, related party ....................................          127            (84)
     Accounts payable ......................................................      (10,415)           530
     Accrued expenses ......................................................        1,547          9,493
     Other current assets ..................................................        2,669         (5,064)
                                                                              -----------    -----------
         Net cash used in operating activities .............................      (20,533)       (47,867)
                                                                              -----------    -----------

INVESTING ACTIVITIES:
Purchases of property and equipment ........................................       (6,173)       (10,274)
Acquisitions ...............................................................         --          (33,694)
Sale proceeds on disposal of property and equipment ........................        1,621            424
                                                                              -----------    -----------
         Net cash used in investing activities .............................       (4,552)       (43,544)
                                                                              -----------    -----------

FINANCING ACTIVITIES:
Proceeds from vendor financing .............................................         --           40,464
Proceeds from credit facilities ............................................       33,830        105,257
Proceeds from sale of pledged securities ...................................        9,600          9,600
Proceeds from private placement ............................................          208         15,240
Proceeds from exercise of warrants/options .................................            6            752
Payment of debt financing costs ............................................         (202)        (1,920)
Repayments of borrowings under credit facilities ...........................      (19,469)      (104,776)
Repayments of vendor financing .............................................       (9,222)        (5,507)
Repayments under capital lease and other obligations .......................         (173)          (279)
                                                                              -----------    -----------
         Net cash provided by financing activities .........................       14,578         58,831
                                                                              -----------    -----------
Decrease in cash and cash equivalents ......................................      (10,507)       (32,580)
Cash and cash equivalents, beginning of the period .........................       14,875         54,731
                                                                              -----------    -----------
Cash and cash equivalents, end of the period ...............................  $     4,368    $    22,151
                                                                              ===========    ===========
Supplemental Disclosure of Cash Flow Information:
Interest paid ..............................................................  $    15,474    $    13,782
                                                                              ===========    ===========
Equipment financed by capital leases .......................................  $     2,026    $        --
                                                                              ===========    ===========
Payment in kind interest ...................................................  $       787    $        --
                                                                              ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

STARTEC GLOBAL COMMUNICATIONS CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          GENERAL

        The accompanying condensed consolidated financial statements of Startec Global Communications Corporation and subsidiaries (the “Company” or “Startec”) have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company and its subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the three and nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results that may be expected for future periods or for the entire year. Certain prior period amounts have been reclassified to conform to current period presentation.

ORGANIZATION

        Startec is a facilities-based provider of Internet Protocol (“IP”) communication services, including voice, data and Internet access. Founded as a corporation in 1989, the Company markets its services to ethnic businesses, residential communities located in major metropolitan areas, international long distance carriers and Internet service providers transacting with the world’s emerging economies. The Company’s mission is to become a leading provider of IP communication services, including voice, data and Internet services. The Company’s target markets are comprised of businesses and residential customers that transact with the Asia Pacific Rim, the Middle East and North Africa, Russia, Central Europe and Latin and South America. The Company provides services through a flexible network of owned and leased facilities, operating and termination agreements, and resale arrangements. The Company has an extensive network of IP gateways, international gateways and domestic switches, and ownership in undersea fiber optic cables.

GOING CONCERN AND OTHER RISK FACTORS

        The Company has experienced operating losses and negative cash flows from operations in each of the last three years. These losses and negative cash flows are expected to continue in the future. During the first three quarters of 2001, the Company substantially reduced its work force and consolidated its administrative functions previously located in Bethesda, Maryland to the Company’s operations center in Potomac, Maryland. Additionally, the Company consolidated its North American and European operations and curtailed some of its operations in Europe and Hong Kong. Additionally, management has substantially curtailed capital expenditures in 2001. However, there can be no assurance that the Company’s operations will become profitable or will produce positive cash flows. As of September 30, 2001, the Company’s current liabilities were in excess of current assets by approximately $274 million due in part to the current classification of approximately $243 million of debt outstanding under its credit facilities, vendor financing agreements and Senior Notes.

        In April 2001, the Company entered into a 24-month accounts receivable purchase facility with Allied Capital Corporation (“Allied”), whereby Allied purchased up to a $15 million interest in the Company's accounts receivable. The transaction is accounted for as a secured borrowing for financial reporting purposes with the borrowing included in "credit facilities" in the accompanying balance sheets. The initial sale of receivables resulted in net proceeds to the Company of approximately $7.375 million after paying certain loan payments, prepayments and a commitment fee to NTFC Capital Corporation (“NTFC”) (See Note 6). The Company and NTFC entered into a side agreement at the time that the Allied transaction was consummated. The agreement states that if the Company cannot successfully restructure its Senior Notes by November 1, 2001, the Company’s debt will be in default. As of November 14, 2001, the Company has not restructured its Senior Notes, and the Company will not be able to make the November 15, 2001 interest payment on the Senior Notes. Accordingly, the Company has classified amounts due under these facilities as current obligations in the accompanying balance sheets (See Note 6).

        The Company is in discussions to obtain additional debt and equity financing and also with holders of its Senior Notes to restructure the indebtedness outstanding under the Senior Notes. There can be no assurance that such new financing will be available on terms the Company finds acceptable or at all, or that management will be able to restructure the Senior Notes. In the event that the Company is unable to obtain such additional financing or restructure the Senior Notes, there will be a material and adverse effect on the financial condition of the Company, to the extent that a restructuring, sale or liquidation of the Company will be required in whole or in part. The Company may be required to seek protection under the applicable bankruptcy laws while it restructures its debt and capital structure. There can be no assurance that a voluntary reorganization is a viable option, or that the Company can be reorganized on favorable terms. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company's independent public accountants expressed substantial doubt about the Company's ability to continue as a going concern in their report on the December 31, 2000, financial statements. The Company's independent public accountants have advised management that if the Company cannot restructure its debt and raise sufficient capital to fund operations and meet debt obligations through March 31, 2003 before the completion of the audit of the Company's 2001 year-end results, they will again express substantial doubt about the Company's ability to continue as a going concern.

        As part of management’s plan to improve operating performance, the Company eliminated its circuit switched traffic in the first quarter of 2001, which accounted for approximately $143 million, or 44% of the Company’s 2000 net revenues. The Company has begun to generate more traffic for its own IP network with a goal of generating higher margins. While there can be no assurance that higher gross margins can be achieved or that existing margins can be sustained, the Company may experience a further decrease in net revenues.

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

        In the United States, the Federal Communications Commission and relevant state Public Service Commissions have the authority to regulate interstate and intrastate telephone service rates, respectively, ownership of transmission facilities, and the terms and conditions under which the Company’s services are provided. Legislation that substantially revised the U.S. Communications Act of 1934 was signed into law on February 8, 1996. This legislation has specific guidelines under which the Regional Bell Operating Companies (“RBOCs”) can provide long-distance services, which will permit the RBOCs to compete with the Company in providing domestic and international long-distance services. Further, the legislation, among other things, opens local service markets to competition from any entity (including long-distance carriers, cable television companies and utilities).

         Because the legislation opens the Company’s markets to additional competition, particularly from the RBOCs, the Company’s ability to compete may be adversely affected. Moreover, certain Federal and other governmental regulations may be amended or modified, and any such amendment or modification could have material adverse effects on the Company’s business, results of operations, and financial condition.

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

2.          LOSS PER COMMON SHARE

        Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Common Share” requires dual presentation of basic and diluted earnings per common share on the face of the statements of operations for all periods presented. Basic earnings per common share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average common shares outstanding consist of the following for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                    For the Three     For the Nine
                                                    Months Ended      Months Ended
                                                    September 30,     September 30,
                                                   ---------------   ---------------
                                                    2001     2000     2001     2000
                                                   ------   ------   ------   ------

Weighted-average common shares outstanding-basic   16,554   14,345   16,503   13,153
Stock option and warrant equivalents ...........     --       --       --       --
                                                   ------   ------   ------   ------
Weighted-average common and equivalent shares
outstanding- diluted ...........................   16,554   14,345   16,503   13,153
                                                   ======   ======   ======   ======

        Options and warrants to purchase an aggregate of approximately 2,429,000 and 2,846,000 shares of common stock were excluded from the computation of diluted loss per common share in 2001 and 2000, respectively, because inclusion of these options and warrants would have an anti-dilutive effect on loss per common share.

3.          LONG-LIVED ASSETS

        Long-lived assets, including property and equipment, identifiable intangible assets to be held and used and goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of assets. If future estimated undiscounted net cash flows are less than the carrying amounts of long-lived assets, then such assets are written down to their fair value. The Company considers expected cash flow and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired. (See Note 8.)

        The Company has approximately $4.6 million of construction in progress projects which have not been placed in service pending continued funding from the Company. Management believes these assets are reflected at fair value. There can be no assurance as to the Company’s ability to place these assets into service or to realize their fair value in a liquidation.

         In the third quarter of 2001, the Company sold certain of its network assets located in Miami, FL. The Company received approximately $1.3 million in cash. $1.2 million of the proceeds was used to pay down the NTFC Financing Agreement (See note 6). The Company recognized a gain of $115,000 on the sale of these assets.

        The Company’s estimates of anticipated gross revenues, the remaining estimated lives of tangible and intangible assets, or both, could be reduced significantly in the future due to changes in technology, regulation, available financing, or competitive pressures. As a result, the carrying amounts of long-lived assets would be reduced materially in the future.

        In the first quarter of 2001, the Company reevaluated the useful lives of its goodwill arising from acquisitions. Previously, goodwill had been amortized on a straight-line basis over 20 years. Based on market conditions arising subsequent to these acquisitions, the Company has changed the amortizable lives of goodwill to 5 years. This change was applied to the current and future financial statements prospectively in accordance with the Accounting Principals Board Opinion No. 20, “Accounting Changes” (“APB 20”). The effect of this change in estimate was an increase in the net loss of approximately $718,000 and $2.2 million or $0.04 and $0.12 per share for the three and nine months ended September 30, 2001, respectively.

4.          RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts collectively referred to as derivatives, and for hedging activities. SFAS No. 133, as amended, became effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on the Company’s consolidated balance sheets or statements of operations.

        In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease the amortization of existing goodwill on December 31, 2001. Amortization of goodwill was approximately $1.1 million and $4.8 million for the three and nine months ended September 30, 2001, respectively. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. As of September 30, 2001, the Company had net goodwill of approximately $14.7 million. Management has not yet completed an evaluation of the impact of the impairment guidance on the existing goodwill.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. The Company does not believe that SFAS No. 143 will have a material effect on the financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective in the first quarter of 2002. The Company has not yet determined whether SFAS No. 144 will have an effect on the financial statements.

5.          BUSINESS SEGMENT DATA

        The Company evaluates all services by region. The Company evaluates the performance of its segments based primarily on earnings before interest, taxes, depreciation and amortization and loss on impairment (“EBITDA”).

        The majority of the Company’s selling, general, and administrative expense is incurred by the North American operations. However, selling, general, and administrative expense is allocated to all segments based on total revenues and headcount.

         The following table presents revenues and other financial information on a segmented basis based on region, as of September 30, 2001 and 2000, and for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                                                Three Months Ended September 30, 2001
                                                         ------------------------------------------------
                                                           North                                 Total
                                                          America       Europe       Asia    Consolidated
                                                         ------------------------------------------------

Net revenues ........................................... $  31,063    $   6,213    $     839    $ 38,115
Gross margin ...........................................    10,384        1,208          137      11,729
Selling, marketing, general and administrative expense .     8,035        2,485        1,021      11,541
EBITDA .................................................     2,349       (1,277)        (884)        188
Depreciation and amortization expense ..................     5,931          527          209       6,667
Interest expense .......................................     8,076           91           --       8,167
Interest income ........................................        49           90           15         154
Fixed assets, gross ....................................   119,218       10,611       10,204     140,033
Total assets ........................................... $ 144,928   $   19,966    $  10,525    $175,419

                                                                  Nine months Ended September 30, 2001
                                                          ----------------------------------------------
                                                           North                               Total
                                                          America       Europe      Asia    Consolidated
                                                         -----------------------------------------------

Net revenues ........................................... $ 121,735    $  21,726    $   3,693   $ 147,154
Gross margin ...........................................     4,681        1,383       34,335      28,271
Selling, marketing, general and administrative expense .    27,481       10,243        3,442      41,166

EBITDA .................................................    (2,059)      (6,831)         790      (5,562)
Depreciation and amortization expense ..................    17,732        1,367          737      19,836
Interest expense .......................................    24,523       24,917          394        --
Interest income ........................................       223          339           34         596
Fixed assets, gross ....................................   119,218       10,611       10,204     140,033
Total assets ........................................... $ 144,928    $  19,966    $  10,525   $ 175,419

                                                                Three Months Ended September 30, 2000
                                                         ------------------------------------------------
                                                           North                                 Total
                                                          America       Europe       Asia    Consolidated
                                                         ------------------------------------------------

Net revenues ........................................... $  76,395    $   5,368    $   1,435    $  83,198
Gross margin ...........................................    17,457          487          447       18,391
Selling, marketing, general and administrative expense .    12,242        5,737        3,295       21,274
EBITDA .................................................     5,215       (5,250)      (2,848)      (2,883)
Depreciation and amortization expense ..................     4,301          115          240        4,656
Interest expense .......................................     7,473           64         --          7,537
Interest income ........................................       742           11           14          767
Fixed assets, gross ....................................   105,203       21,843       13,722      140,768
Total assets ........................................... $ 287,155    $  34,468    $  15,443    $ 337,066

                                                                 Nine months Ended September 30, 2000
                                                         ------------------------------------------------
                                                           North                                 Total
                                                          America       Europe       Asia    Consolidated
                                                         ------------------------------------------------

Net revenues ........................................... $ 227,925    $  16,887    $   4,928    $ 249,740
Gross margin ...........................................    45,520        2,568        1,592       49,680
Selling, marketing, general and administrative expense .    38,373       15,420        8,133       61,926
EBITDA .................................................     7,147      (12,852)      (6,541)     (12,246)
Depreciation and amortization expense ..................     9,961          351          725       11,037
Interest expense .......................................    19,790           50            1       19,841
Interest income ........................................     2,208           50           38        2,296
Fixed assets, gross ....................................   105,203       21,843       13,722      140,768
Total assets ........................................... $ 287,155    $  34,468    $  15,443    $ 337,066

6.          DEBT

                                                             September 30,  December 31,
                                                                  2001         2000
                                                               ---------    ---------

Senior Notes, with a rate of 12% due May 2008 ..............   $ 160,000    $ 160,000
NTFC Financing Agreement, with a weighted average rate of
     10.2%, maturing January 2004 through May 2005 .........      38,342       45,937
IBM Financing Agreement, with a weighted average rate of
     11.8%, maturing 2003 ..................................       1,119        1,697
Ascend Financing Agreement, with a rate of 8.5%, maturing
     October 2003 ..........................................       1,316        1,762
Allied Financing Agreement, with a rate of 15%, maturing
     June 2005 .............................................      19,913       19,348
Allied Accounts Receivable Purchase Facility, with a
     discount rate of 16%, concluding April 2003 ...........      15,352         --
Coast Facility Agreement at the prime rate plus 3.5%, with a
     floor of 9%, maturing November 2002 ...................       5,242        5,839
Notes payable to individuals and other obligations .........       2,382        1,448
Capital lease obligations ..................................         658          334
                                                               ---------    ---------
                                                                 244,324      236,365
Less: debt discounts on Senior Notes .......................      (1,398)      (1,556)
Less: current portion ......................................        --        (76,365)
                                                               ---------    ---------
                                                               $ 242,926    $ 158,444
                                                               =========    =========

         In 2001, the Company has classified amounts outstanding under its vendor and credit facilities and Senior Notes as current in the accompanying condensed consolidated financial statements due to the uncertainty of the Company’s ability to make future interest and principal payments. The Company is currently not in compliance with the terms of these borrowing agreements. As such, the respective lenders could demand payment for amounts outstanding at any time. If the respective lenders were to demand payment for such borrowings outstanding, it is unlikely that the Company would have the available resources to make such payments. Additionally, our senior creditors now have the right to impose default interest rates significantly higher than the current interest rates as a result of our defaults.

        In April 2001, two of the wholly owned subsidiaries of the Company, Startec Global Operating Company (“Operating”) and Startec Global Licensing Company (“Licensing”), together borrowed an aggregate of $20 million from Allied. These funds were distributed to the parent. The proceeds were used to repay the parent company’s outstanding indebtedness to Allied. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interest at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, the Company is subject to certain financial and operational covenants, including limitations on its ability to incur additional indebtedness. The Company is currently not in compliance with certain of these covenants.

        In April 2001, Operating and Licensing entered into a 24-month accounts receivable purchase facility transaction with Allied resulting in net proceeds of approximately $7.375 million after paying certain loan payments, prepayments and a commitment fee to NTFC. Under the facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. During the 24-month term of the facility, Allied is obligated to use proceeds from collections of the accounts receivable to purchase additional interests in other accounts receivable up to the maximum aggregate amount of $15 million, assuming that the Company remains in compliance with the financial and other covenants pursuant to this facility. This purchase facility was structured for legal purposes as a sale of receivables to Allied. The facility is being accounted for as a secured borrowing for financial reporting purposes, and as such the related receivables have been segregated on the balance sheet and the liability to Allied included in credit facilities. The annual discount rate payable is 16%.

        In connection with establishing the Allied facility, the Company incurred approximately $720,000 for legal and restructuring fees. Additionally, the Company has incurred approximately $500,000 in expenses relating to the monthly discount on sales of receivables. These amounts have been recorded as interest expense in the accompanying condensed consolidated statements of operations.

        In conjunction with the restructuring of the Allied indebtedness described above, the Company amended its credit facility with NTFC. In connection with this amendment, the Company paid NTFC $7.5 million in overdue loan payments and prepayments and a $125,000 commitment fee. The Company also agreed to issue NTFC a stock purchase warrant to purchase 25,000 shares of voting stock upon any restructuring of the Senior Notes. This warrant has not yet been issued.

         See Note 1 for further information concerning the Company's credit facilities and debt position.

7.          COMPREHENSIVE LOSS

        The total of net loss and all other non-owner changes in equity consists of the following for the three and nine months ending September 30, 2001 and 2000 (in thousands):

                                             For the Three Months Ended  For the Nine Months Ended
                                                     September 30,             September 30,
                                              -----------------------    -----------------------
                                                 2001          2000          2001        2000
                                              ----------   ----------    ---------   -----------

Net loss ..................................   $  (24,284)  $  (15,127)  $  (76,480)   $  (42,927)

Other comprehensive loss:
Foreign currency translation adjustment ...         (449)         (21)        (201)         (809)
                                              ----------   ----------   ----------    ----------
Comprehensive loss ........................   $  (24,733)  $  (15,148)  $  (76,279)   $  (43,736)
                                              ==========   ==========   ==========    ==========

8.          IMPAIRMENT LOSSES

         PCI COMMUNICATIONS, INC. In November 1998, the Company acquired 100% ownership of PCI Communications, Inc. of Guam for approximately $2.7 million in cash. The Company recognized approximately $1.3 million in intangible assets associated with the acquisition. During 2000, the Company recognized an impairment charge to reduce unamortized goodwill associated with the purchase to estimated fair value of zero. In the third quarter of 2001, the Company recognized an impairment charge of approximately $2.9 million for the long-lived assets consisting principally of network assets.

        DENWA COMMUNICATIONS, INC. In the first quarter of 2000, the Company acquired several VoIP termination facilities from Denwa Communications, Inc (“Denwa”). The purchase price was allocated to the net assets acquired based upon the estimated fair value of such assets, which resulted in an allocation of approximately $4.1 million to goodwill. In the third quarter of 2000, the Company exchanged certain of these routes for an equity investment in an unconsolidated affiliate. Concurrently, the Company wrote off $1.7 million of goodwill associated with the exchanged route. In 2001, through its continued efforts to reduce operating losses and conserve cash, the Company decided to abandon certain of its termination routes. As the Company could not continue to fund the operating cash needs of the routes and as management did not foresee a near term improvement in the cash flows of the respective termination agreements, the Company decided to terminate its agreement with Denwa and shut down the associated routes. As a result, the Company recognized an impairment charge of approximately $1.3 million and $3.7 million during the three and nine months ended September 30, 2001, respectively. The impairment charges are comprised of $2.4 million for unamortized goodwill of the purchased routes and $1.3 million for network equipment.

        SATTEL GLOBAL NETWORKS, INC. In 2001, in its efforts to reduce operating losses and conserve cash, the Company decided to abandon certain of its other non-telecommunications operations. As a result, the Company discontinued its equipment resale operation that was operating under the name of Sattel Global Networks, Inc (“Sattel”). The Company obtained Sattel in March 2000, through the acquisition of Vancouver Telephone Company, Inc., the parent company of Sattel. As the Company could not continue to fund the operating cash needs of the equipment reseller and as management did not foresee a near term improvement in the cash flows of the respective business, the Company decided to shut down Sattel’s operations. As a result, the Company recognized an impairment charge, during the three and nine months ended September 30, 2001, of approximately $2.1 million and $3.6 million, respectively, consisting principally of $2.7 million of network equipment and other assets and $0.9 million of unamortized intangibles and goodwill.

        OTHER. In the third quarter of 2001, the Company recognized an impairment charge of approximately $600,000 relating to certain network assets of its Hong Kong subsidiary. Additionally, the Company recorded impairment charges during the third quarter of 2001 of approximately $2.9 million for certain decommissioned network equipment associated with certain recalibrated business lines located at the point-of-presence sites in New York, NY and Miami, FL.

        PHONE SYSTEMS AND NETWORKS, INC. In February 1999, the Company acquired a 64.6% ownership interest in Phone Systems and Network, Inc. of France (“PSN”) for approximately $3.8 million in cash and 425,000 shares of common stock. The Company acquired an additional 27.4% ownership interest through a cash tender offer and open market purchases for a total ownership interest of approximately 92%. Total consideration amounted to approximately $11.3 million, including acquisition costs. The Company recognized approximately $10.5 million in intangible assets associated with the acquisition. PSN is a facilities based provider in France, with switches in both Paris and Switzerland and additional capacity on a switch located in the United Kingdom. PSN also provides services on a switchless reseller basis in Belgium. During the second quarter of 2001, the Company began discussions with various parties to sell its interest in PSN. Due to the continued cash needs of PSN and the Company, management is seeking to reduce the cash commitments of PSN by selling the entity. The Company concluded that the probable undiscounted cash flows for its French business would be less than the carrying value of the respective long-lived assets. The Company recognized an impairment charge of $7.9 million during the second quarter of 2001 to reduce unamortized goodwill associated with the purchase to estimated fair value.

        DATALINK TELECOMMUNICATIONS, LIMITED. In March 2000, the Company acquired a 19.9% ownership interest in Datalink Telecommunications Limited (“Datalink”) in exchange for 200,000 shares of the Company’s common stock valued at $3.9 million. Datalink is a telecommunications provider incorporated in Canada that owns and operates a fiber optic telecommunications network to emerging countries. The transaction was negotiated at a time when internet communications entities were highly valued in the market place. Given the dramatic downturn in the market valuations and liquidity concerns facing telecommunications and internet communications entities, the Company wrote-off the investment in Datalink during the second quarter of 2001.

9.          LITIGATION

        In March 2001, Startec and Capsule Communications, Inc. (“Capsule”) announced the settlement of and mutual release from all claims resulting from the termination of a Merger Agreement entered into on November 2, 2000. As part of this settlement, the Company agreed to pay Capsule $400,000 in four monthly installments of $100,000. The Company paid the first two installments, but failed to make the third payment. Capsule brought suit against the Company to recover the remaining $200,000, as well as an additional $30,000 in attorney’s fees. In October 2001, a partial judgment was entered against the Company in this case for approximately $118,000. It is probable that the Company will be required to pay this amount and it has been accrued in the accompanying condensed consolidated financial statements. A trial is scheduled for June 2002 to determine the Company’s liability for the remaining $230,000 and it is possible that the Company may be required to pay this balance.

        On or about June 22, 2001, TransGlobal Communications, Inc. and iGlobe, Inc., Chapter 11 Debtors in pending bankruptcy cases, filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Company. Plaintiffs have alleged claims of $663,041, which represents amounts allegedly due and owing by the Company on account of services rendered by the plaintiffs, and violation of the automatic stay imposed by the bankruptcy code, for the Company’s failure to pay the amounts due. The Company has filed a Motion to Dismiss the adversary proceeding on the grounds that (i) Startec Global Communications Corporation is the wrong entity to be sued in this matter and (ii) the summons was improperly served. Although management believes that the Company has substantive defenses to this proceeding and will defend itself vigorously, the outcome of this litigation cannot be predicted.

         On July 27, 2001 Sattel Global Networks, Inc. and George Weischadle filed a lawsuit against the Company and several of its current and former officers and agents in the Superior Court of the State of California, Los Angeles Count, Central District, pleading causes of action for declaratory relief, intentional interference with contractual relations, intentional interference with prospective economic relations, trespass and injunctive relief. On October 30, 2001, at the request of the plaintiffs, the Court entered a dismissal of the entire action, without prejudice.

        From time to time the Company is involved in litigation incidental to the conduct of business. Startec is not currently a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the business, financial condition or results of operations.

        The Company has received correspondence from several trade creditors concerning the timing and amount of payments of past due accounts payable balances. The Company is in discussions with these vendors regarding the resolution of certain disputed charges and the timing of payments. During the three months ending September 30, 2001, the Company recognized approximately $1.9 million of credits received from vendors as a reduction of costs of services related to charges recorded in prior periods. Management is currently in discussions to negotiate further reductions in amounts owed to vendors.

10.          SUBSEQUENT EVENTS

        At a special shareholders meeting, which was held on October 18, 2001, the shareholders approved a proposal to amend the Company’s Restated Certificate of Incorporation, to increase the number of authorized shares of common stock, par value $.01 per share, from 100,000,000 to 300,000,000.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-Q. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding our plans for the discontinuation of unprofitable business lines, expected growth in earnings, EBITDA, revenue and gross margin, expected decreases in costs and expenses, our exposure to market and interest-rate risk, our expectation regarding our ability to restructure our Senior Notes or other outstanding indebtedness, or successfully pursue a beneficial voluntary bankruptcy, our beliefs regarding the impact of changes in accounting and other rules, our expectation that our migration from circuit-switched to IP traffic will result in a reduction of interconnect charges and free up port capacity for business customers without significant increases in capital expenditures, our projections regarding our likely success in pending litigation, our plan to use our Bethesda call center facilities to provide customer service support for our managed network services targeting business customers, our anticipated ability to acquire additional IP routes, our ability to meet our obligations to pay interest and fees and repay the principal on our indebtedness, the necessity for and expected availability of additional financing our expectations regarding the success of our revised business plan, and our belief that our shift to Vancouver operations will result in lower costs and overhead. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, the increasing cost of financing and difficulties in obtaining needed financing, our ability to restructure our Senior Notes or other indebtedness and to meet our obligations under existing indebtedness, the cooperation of our senior creditors in approving any voluntary bankruptcy, substantial foreign governmental control of national telecommunications companies, difficulty and expense in obtaining and maintaining foreign and domestic licenses and other governmental or regulatory approvals, the risk of litigation in connection with the contents of our Internet portal, our strategy of focusing on business customers and migrating entirely to the IP network, our ability to integrate and manage acquired technology, companies, assets and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and internet industries, dependence on call termination agreements, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, dependence on a few significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, changes in U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, the expansion of the global network and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

        We are a facilities-based provider of Internet protocol communication services, including voice, data and Internet access. We are one of the largest IP telephony providers in the US and currently hold approximately a 4% market share. Founded as a corporation in 1989, we market our services to ethnic businesses and residential communities located in major metropolitan areas and Internet service providers (“ISP’s”). Our mission is to become a leading provider of IP communication services, including voice, data and Internet services. Our target markets are comprised of business and residential customers that transact with the Asia Pacific Rim, the Middle East, North Africa, Russia, Central Europe and Latin and South America. We have the requisite systems and network to substantially scale revenues and increase our market share, however current liquidity restraints and limited vendor credit limit our ability to terminate calls and is having an adverse impact on revenues. We provide our services through a state-of-the-art flexible IP network of owned and leased facilities, operating and termination agreements with Post, Telephone and Telegraph (“PTT’s”), Secondary Network Operators (“SNO’s”) and ISP’s. We have an extensive network of IP gateways, international gateways, domestic switches, and ownership in undersea fiber optic cables

        Beginning in the fourth quarter of 2000, we began to modify our business plan. The revised plan calls for a restructuring that includes 1) recalibrating and consolidating operations worldwide, 2) accelerated migration of circuit switched traffic to our IP network, 3) the discontinuation of unprofitable, low-margin business lines , 4) implementation of certain cost reduction procedures.

        The first of these goals is essentially complete. We are consolidating our UK, France and Germany operations to focus on the development of our European business customer base. We begun to have Startec UK, France and Germany discontinue non-profitable product lines and focus on growing our existing profitable product line and increasing penetration into the business customers segment.

        In 2000, we began eliminating the low margin circuit switched wholesale business to focus on the higher margin VoIP business. We have successfully transitioned substantially all traffic to our IP network. We believe this transition should result in a reduction of overall network costs and we expect this will also free up port capacity for business customers without significant increases in capital expenditures. This shift in product mix has improved our gross margin as a percent of net revenues. During the first nine months of 2001, our blended gross margin was approximately 23.3% versus 19.9% for the same period in 2000. Our strategy is to increase our focus on business customers, who generally have higher monthly revenue, generate higher margins and lower turnover than residential customers. Additionally, our margin was improved in the third quarter of 2001 by receiving credits of approximately $1.9 million from certain vendors for outstanding items relating to prior periods.

        During 2000, and in the first three quarters of 2001, we eliminated approximately 525 positions globally. This number represents over one-half of our total workforce. The consolidation of operations represents approximately half of the positions we eliminated. A significant portion of this reduction related to our decision to shift our residential customer service operations from Bethesda, Maryland to Vancouver, Canada, where we already operate a call center facility. Last year, we established our Vancouver presence through the acquisition of Vancouver Telephone Company. Vancouver’s diverse ethnic population provides a large pool of highly qualified potential employees to serve as in-language customer service representatives, and we believe the shift will allow us to take advantage of lower personnel costs and overhead. We plan to use our Bethesda call center facilities to provide customer service support for our managed network services targeting business customers. We also intend to continue our call center operations in Guam and Germany. In addition to headcount reductions, we have implemented a cost reduction initiative to reduce other general and administrative expenses. The result of these efforts is a decrease of general and administrative expense of approximately 22.5% when comparing the first nine months of 2001 with the first nine months of 2000.

        On June 29, 2001, our common stock was delisted from the Nasdaq National Market due to our failure to comply with the applicable listing requirements. Our common stock is currently quoted on the NASD OTC Bulletin Board, under the symbol “STGC.OB”.

LIQUIDITY AND CAPITAL RESOURCES

        We had approximately $4.4 million of unrestricted cash and cash equivalents as of September 30, 2001. As of November 14, 2001, we have not yet been able to restructure our Senior Notes, and we will not be able to make the interest payment due to the holders on November 15, 2001. We are currently not in conpliance with the terms of our borrowing agreements and the respective lenders could demand payment for amounts outstanding at any time. We have classified the outstanding amounts under our credit and vendor facilities and Senior Notes as current due to violation of certain covenants and our inability to make the November 2001 interest payment on the Senior Notes. The above factors raise substantial doubt about our ability to continue as a going concern. We prepared our condensed consolidated financial statements on the basis that we will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

        We are currently evaluating alternatives for the restructuring of our debt, including exchanging the Senior Notes for new notes and/or a substantial amount of common stock, exchanging the Senior Notes for preferred stock and/or other instruments which are convertible or exercisable into a substantial amount of common stock, and we are also in discussions with other investors to obtain additional financing. There can be no assurance such new financing will be available on terms that we find acceptable or that we will be able to restructure the Senior Notes. In the event that we are unable to obtain such additional financing and restructure the notes, we will be required to limit or curtail our operations, and we may be required to sell assets to the extent permitted by our debt facilities. If we cannot restructure the Senior Notes, there will be a material and adverse effect on our financial condition, to the extent that a restructuring, sale or liquidation will be required, in whole or in part. We may be required to seek protection under the applicable bankruptcy laws while we restructure our debt and capital structure. A bankruptcy reorganization may have a material adverse effect on our results of operations, revenues, vendor and other relationships. Even if we are able to continue to operate under a voluntary reorganization it might still be necessary to make material changes in our operations, such as sales of assets, additional employment reductions or reductions in operations, to reduce on-going costs. There can be no assurances that we will have enough funding to continue operations or make payments on our existing indebtedness through the fourth quarter of 2001. These uncertainties could also adversely impact our ability to be EBITDA positive in 2001.

        We have received correspondence from several trade creditors concerning the timing of payments of past due accounts payable balances. We are in discussions with these vendors regarding the resolution of certain disputed charges and the timing of payments. During the three months ending September 30, 2001, we recognized approximately $1.9 million of credits received from vendors as a reduction of costs of services related to charges recorded in prior periods. We are currently in discussions to negotiate further reductions in amounts owed to vendors.

         We are also subject to certain pending and threatened litigation, including the matters described in Part II, Item 1.

         In April 2001, two of our wholly owned subsidiaries, Startec Global Operating Company ("Operating") and Startec Global Licensing Company ("Licensing"), together borrowed an aggregate of $20 million from Allied Capital Corporation. These funds were distributed to the parent company. The proceeds were used to repay outstanding indebtedness to Allied. As a result, the parent company no longer has any indebtedness to Allied, but Operating and Licensing are jointly indebted to Allied for $20 million, $10 million of which is secured by their accounts receivable and $10 million of which is unsecured. This indebtedness bears interest at a fixed rate of 15% per annum, payable semi-annually in arrears, at the fixed rate of 10% per annum. A balloon payment is due at maturity in 2005, but the indebtedness may be prepaid at any time without penalty. In addition, we are subject to certain financial and operational covenants, including limitations on our ability to incur additional indebtedness.

         In April 2001, Operating and Licensing entered into a 24-month accounts receivable purchase facility transaction with Allied resulting in net proceeds of approximately $7.375 million after paying certain loan payments, prepayments and a commitment fee to NTFC. Under the facility, Allied purchased an interest in the accounts receivable of Operating and Licensing. During the 24-month term of the facility, Allied is obligated to use proceeds from collections of the accounts receivable to purchase additional interests in other accounts receivable up to the maximum aggregate amount of $15 million, assuming that the Company remains in compliance with the financial and other covenants pursuant to this facility. This purchase facility was structured for legal purposes as a sale of receivables to Allied. For financial reporting purposes, the facility is being accounted for as a secured borrowing. The annual discount rate payable is 16%.

        As of September 30, 2001, our property and equipment costs included approximately $4.6 million of costs for construction in process projects, which have not been placed in service. The completion of these projects has been deferred subject to funding. We believe that these assets are reflected at fair value. There can be no assurance as to our ability to place these assets into service or to realize their fair value in the event of a liquidation.

         In the third quarter of 2001, we sold certain of our network assets located in Miami, FL. We received approximately $1.3 million in cash. $1.2 million of the proceeds was used to pay down the NTFC Financing Agreement (See note 6). We recognized a gain of $115,000 on the sale of these assets.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                        For the Three Months For the Nine Months
                                                                Ended             Ended
                                                           September 30,       September 30,
                                                         -----------------    ---------------
                                                          2001      2000       2001      2000
                                                         -----     -----      -----     -----

Net revenues .....................................       100.0%    100.0%     100.0%    100.0%
Cost of services .................................        69.2      77.9       76.7      80.1
                                                         -----     -----      -----     -----
Gross margin .....................................        30.8      22.1       23.3      19.9
General and administrative expenses ..............        27.8      19.4       26.2      19.9
Selling and marketing expenses ...................         2.4       6.2        1.8       4.9
Depreciation and amortization ....................        17.5       5.6       13.5       4.4
Loss on impairment ...............................        25.7        --       17.3        --
                                                         -----     -----      -----     -----
Loss from operations .............................       (42.6)     (9.1)     (35.5)     (9.3)
Interest expense .................................       (21.4)     (9.1)     (16.9)     (7.9)
Interest income ..................................         0.4       0.9        0.4       0.9
Equity in losses from affiliates .................          --      (1.0)        --      (0.5)
                                                         -----     -----      -----     -----
Loss before extraordinary item ...................       (63.6)    (18.3)     (52.0)    (16.8)
Extraordinary item-loss on early extinguishment of
debt .............................................          --        --         --      (0.4)
                                                         -----     -----      -----     -----
Net loss .........................................       (63.6)%   (18.3)%    (52.0)%   (17.2)%
                                                         =====     =====      =====     =====

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000

        Net Revenues.         Net revenues for the three months ended September 30, 2001 decreased $45.1 million, or 54.2%, to $38.1 million from $83.2 million for the same period in 2000. Net revenues for the nine months ended September 30, 2001 decreased $102.5 million, or 41.1%, to $147.2 million from $249.7 million for the same period in 2000. The overall decrease in revenues was primarily due to our initiative to eliminate circuit switched carrier revenues. We were able to transition all of our traffic onto our IP routes in the first quarter of 2001. Correspondingly, all revenues are IP revenues for the three and nine months ended September 30, 2001. Additionally, liquidity restraints and limited vendor credit have had an adverse impact on revenues during 2001.

        Net revenues generated by our North American segment decreased $45.3 million, or 59.3%, to $31.1 million for the three months ended September 30, 2001, from $76.4 million for the same period in 2000. Net revenues generated by our North American segment decreased $106.2 million, or 46.6%, to $121.7 million for the nine months ended September 30, 2001, from $227.9 million for the same period in 2000. The decrease in revenues is due to our initiative to eliminate circuit switched carrier revenues.

        Net revenues generated by our European segment increased $0.8 million, or 15.7%, to $6.2 million for the three months ended September 30, 2001, from $5.4 million for the same period in 2000. Net revenues generated by our European segment increased $4.8 million, or 28.7%, to $21.7 million for the nine months ended September 30, 2001, from $16.9 million for the same period in 2000. The overall increase in revenues was due to our continued expansion of operations in Germany.

        Net revenues generated by our Asian segment decreased $0.6 million, or 41.5%, to $0.8 million for the three months ended September 30, 2001, from $1.4 million for the same period in 2000. Net revenues generated by our Asian segment decreased $1.2 million, or 25.1%, to $3.7 million for the nine months ended September 30, 2001, from $4.9 million for the same period in 2000. The overall decrease in revenues was due to curtailment of our activities in Hong Kong.

        Gross Margin.         Gross margin decreased $6.7 million, or 36.2%, to $11.7 million, or 30.8% of net revenues, for the three months ended September 30, 2001, from $18.4 million, or 22.1% of net revenues, for the same period in 2000. Gross margin decreased $15.4 million, or 30.9%, to $34.3 million, or 23.3% of net revenues, for the nine months ended September 30, 2001, from $49.7 million, or 19.9% of net revenues, for the same period in 2000. Our focus on higher margin business lines has provided an increased gross margin as a percent of net revenues. Gross margin was also favorably impacted during the three and nine months ended September 30, 2001 by the recognition of approximately $1.9 million in vendor credits related to disputed charges related to prior periods.

        Gross margin for our North American segment decreased $7.1 million, or 40.5%, to $10.4 million, or 33.4% of net revenues, for the three months ended September 30, 2001, from $17.5 million, or 22.9% of net revenues, for the same period in 2000. Gross margin for our North American segment decreased $17.2 million, or 37.9%, to $28.3 million, or 23.2% of net revenues, for the nine months ended September 30, 2001, from $45.5 million, or 20.0% of net revenues, for the same period in 2000.

        Gross margin for our European segment increased $0.7 million, or 148.0% to $1.2 million, or 19.4% of net revenues, for the three months ended September 30, 2001, from $0.5 million, or 9.1% of net revenues for the same period in 2000. Gross margin for our European segment increased $2.1 million, or 82.3% to $4.7 million, or 21.5% of net revenues, for the nine months ended September 30, 2001, from $2.6 million, or 15.2% of net revenues for the same period in 2000.

        Gross margin for our Asian segment decreased $0.4 million, or 69.6%, to $0.1 million, or 16.2% of net revenues, for the three months ended September 30, 2001, from $0.5 million, or 31.1% of net revenues for the same period in 2000. Gross margin for our Asian segment decreased $0.2 million, or 13.1%, to $1.4 million, or 37.4% of net revenues, for the nine months ended September 30, 2001, from $1.6 million, or 32.3% of net revenues for the same period in 2000.

        General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2001, decreased $5.6 million, or 34.3% to $10.6 million from $16.2 million for the same period in 2000. General and administrative expenses for the nine months ended September 30, 2001, decreased $11.2 million, or 22.5% to $38.6 million from $49.8 million for the same period in 2000. The decrease was the result of the implementation of a plan that included headcount reductions and a cost reduction initiative to reduce other general and administrative expenses.

        General and administrative expenses as a percentage of net revenues increased to 27.8% for the three months ended September 30, 2001 from 19.4% for the same period in 2000. General and administrative expenses as a percentage of net revenues increased to 26.2% for the nine months ended September 30, 2001 from 19.9% for the same period in 2000. The percentage increase was primarily due to the decrease in net revenues associated with our initiative to eliminate circuit switched revenues.

        Selling and Marketing Expenses.         Selling and marketing expenses for the three months ended September 30, 2001 decreased $4.2 million, or 81.9% to $0.9 million from $5.1 million for the three months ended September 30, 2000. Selling and marketing expenses for the nine months ended September 30, 2001 decreased $9.5 million, or 78.6% to $2.6 million from $12.1 million for the same period in 2000. The decrease is due to our efforts to implement cost reduction procedures.

        Selling and marketing expenses as a percentage of net revenues decreased to 2.4% for the three months ended September 30, 2001, from 6.2% for the same period in 2000. Selling and marketing expenses as a percentage of net revenues decreased to 1.8% for the nine months ended September 30, 2001, from 4.9% for the same period in 2000.

        Depreciation and Amortization.         Depreciation and amortization expense increased $2.0 million, or 43.2%, to $6.7 million for the three months ended September 30, 2001 from $4.7 million for the same period in 2000. Depreciation and amortization expense increased $8.8 million, or 79.7%, to $19.8 million for the nine months ended September 30, 2001 from $11.0 million for the same period in 2000. This was primarily due to increases in 2000 of capital expenditures pursuant to our strategy of expanding our network infrastructure and acquisitions, and the change in useful lives our goodwill and other intangibles to five years from 20 years.

        Loss on Impairment.         During the three and nine months ending September 31, 2001, we recorded approximately $9.8 and $25.5 million in impairment losses, respectively. The charge for the three months ended September 30, 2001 consisted of $9.8 million for long-lived assets. The charge for the nine months ended September 30, 2001 consisted of approximately $11.2 million for unamortized goodwill, $3.9 million for certain investments and $10.4 million for long-lived assets. We performed an undiscounted cash flow analysis for each of the affected entities to form a basis for our impairment.

        Interest Expense.         Interest expense increased $.7 million, or 8.4%, to $8.2 million for the three months ended September 30, 2001, from $7.5 million for the same period in 2000. Interest expense increased $5.1 million, or 25.6%, to $24.9 million for the nine months ended September 30, 2001, from $19.8 million for the same period in 2000. This was a result of higher balances drawn from several bank and vendor financing agreements during the second quarter of 2001.

        Interest Income.         Interest income decreased $0.6 million, or 79.9%, to $0.2 million for the three months ended September 30, 2001, from $0.8 million for the same period in 2000. Interest income decreased $1.7 million, or 74.0%, to $0.6 million for the nine months ended September 30, 2001, from $2.3 million for the same period in 2000. This is primarily due to a decrease in the amount of pledged securities on our balance sheet, reflecting the interest payments made on the Senior Notes.

        Net Loss.         Net loss for the three months ended September 30, 2001 was $24.3 million or $1.47 per common share compared to a net loss of approximately $15.1 million or $1.05 per common share for the same period in 2000. Net loss for the nine months ended September 30, 2001 was $76.5 million or $4.63 per common share compared to a net loss of approximately $42.9 million or $3.26 per common share for the same period in 2000.

CASH FLOWS

         Our liquidity requirements arise from cash used in operating activities, purchases of network equipment and payments on outstanding indebtedness.

        Our cash and cash equivalents decreased to approximately $4.4 million at September 30, 2001 from approximately $14.9 million at December 31, 2000. Net cash used by operating activities was approximately $20.5 million for the nine months ended September 30, 2001 and $47.9 million for the same period in 2000. The decrease in cash used in operations was primarily the result of efficient collection of accounts receivable teamed with the successful negotiation of overdue accounts payable and increased net losses during the first nine months of 2001 as compared to 2000.

        Net cash used in investing activities was approximately $4.6 million and $43.5 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease is due primarily to the substantial curtailment of capital expenditures and acquisitions during the first nine months of 2001.

        Net cash provided by financing activities was approximately $14.6 million and $58.8 million for the nine months ended September 30, 2001 and 2000, respectively. Cash provided by financing activities for the nine months ended September 30, 2001 primarily resulted from the accounts receivable sale to Allied.

RECENT ACCOUNTING PRONOUNCEMENTS.

        In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative and Hedging Activities, which establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, became effective January 1, 2001. The adoption of SFAS No. 133 did not have a material effect on our consolidated balance sheets or statements of operations.

        In June 2001, the FASB approved SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease the amortization of existing goodwill on December 31, 2001. Amortization of goodwill was approximately $1.1 million and $4.8 million for the three and nine months ended September 30, 2001, respectively. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in our discontinuation of amortization of our goodwill; however, we will be required to test our goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on our future results of operations if an impairment occurs. As of September 30, 2001, we had net goodwill of approximately $14.7 million. We have not yet completed an evaluation of the impact of the impairment guidance on our existing goodwill.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” It requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. If a reasonable estimate of fair value cannot be made in the period the asset retirement obligation is incurred, the liability shall be recognized when a reasonable estimate of fair value can be made. This new standard is effective in the first quarter of 2003. We do not believe that SFAS No. 143 will have a material effect on our financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is effective in the first quarter of 2002. We have not yet determined whether SFAS No. 144 will have an effect on our financial statements.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk, including changes in interest rates, and to foreign currency exchange rate risks. We do not hold any financial instruments for trading purposes. We believe that our primary market risk exposure relates the effect that changes in interest rates have on our investments and those portions of our outstanding indebtedness that do not have fixed rates of interest. In this regard, changes in interest rates affect the interest earned on our investments in cash equivalents, which consist primarily of demand deposits and money market accounts. In addition, changes in interest rates impact the fair value of our long-term debt obligations (including the Senior Notes). As of September 30, 2001, the fair value of the Senior Notes was approximately $9.6 million. Changes in interest rates also affect our borrowings under our other financing facilities with NTFC, Allied, IBM, Ascend and Coast. The NTFC Facility provides that each borrowing under the facility bears interest at a fixed rate equal to the average yield to maturity of the five-year Treasury Note plus an agreed-upon rate adjustment. The Allied facility bears interest at the fixed rate of 15% per annum and is payable semi-annually, in arrears, at the fixed rate of 10% per annum. The Ascend Facility provides that each borrowing under the facility bears interest at 8.5%. The IBM facility bears interest at a variable rate during the term of the lease. The Coast facility bears interest at a variable rate equal to the prime rate plus 3.5% with a floor of 9%.

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

PART II.         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

         On July 27, 2001 Sattel Global Netowrds, Inc. and George Weischadle filed a lawsuit against us and several of our current and former officers and agents in the Superior Court of the State of California, Los Angeles Count, Central District, pleading causes of action for declaratory relief, intentional interference with contractual relations, intentional interference with prospective economic relations, trespass and injunctive relief. On October 30, 2001, at the request of the plaintiffs, the Court entered a dismissal of the entire action, without prejudice.

        In March 2001, Startec and Capsule Communications, Inc. announced the settlement of and mutual release from all claims resulting from the termination of a Merger Agreement entered into on November 2, 2000. As part of this settlement, we agreed to pay Capsule $400,000 in four monthly installments of $100,000. We paid the first two installments, but failed to make the third payment. Capsule brought suit against us to recover the remaining $200,000, as well as an additional $30,000 in attorney’s fees. In October 2001, a partial judgment was entered against us in this case for approximately $118,000. It is probable that we will be required to pay this amount and it has been accrued in the accompanying condensed consolidated financial statements. A trial is scheduled for June 2002 to determine our liability for the remaining $230,000 and it is possible that we may be required to pay this balance.

        On or about June 22, 2001, TransGlobal Communications, Inc. and iGlobe, Inc., Chapter 11 Debtors in pending bankruptcy cases, filed an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against the Company. Plaintiffs have alleged claims of $663,041, which represents amounts allegedly due and owing by us on account of services rendered by the plaintiffs, and violation of the automatic stay imposed by the bankruptcy code, for our failure to pay the amounts due. We have filed a Motion to Dismiss the adversary proceeding on the grounds that (i) Startec Global Communications Corporation is the wrong entity to be sued in this matter and (ii) the summons was improperly served. Although we believe that we have substantive defenses to this proceeding and will defend ourself vigorously, the outcome of this litigation cannot be predicted.

        From time to time we are involved in litigation incidental to the conduct of business. Except as described above, we are not currently a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on our business, financial condition or results of operations.

         We have received correspondence from several trade creditors concerning the timing and amount of payments of past due accounts payable balances. We are in discussions with these vendors regarding the resolution of certain disputed charges and the timing of payments. During the three months ending September 30, 2001, we recognized approximately $1.9 million of credits received from vendors as a reduction of costs of services related to charges recorded in prior periods. We are currently in discussions to negotiate further reductions in amounts owed to vendors.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Default Under NTFC Loan And Security Agreement

        NTFC Capital Corporation has notified us of certain events of default based in part on our payment default and arising out of our failure to restructure our Senior Notes by November 1, 2001, and out of our inability to meet the total secured debt to total capitalization, minimum revenues, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum cash balance covenants for the quarter ended September 30, 2001.

Default Under Allied Investment and Loan Agreements (Secured and Unsecured)

        We are in default with Allied Capital Corporation arising out of our inability to meet the total liabilities to net revenues annualized covenant for the quarter ended September 30, 2001.

Default Under Allied Accounts Receivable Purchase Facility

        We are in default with Allied Capital Corporation arising out of our inability to meet the minimum weekly receivables balance covenant for the quarter ended September 30, 2001.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held a special meeting of stockholders on October 18, 2001, 16,544,156 shares of our common stock were outstanding and entitled to vote at the special meeting, and 13,268,481 shares were represented at the special meeting in person or by proxy. The following matters were voted upon at the special meeting:

(a)         The amendment of our Restated Certificate of Incorporation, to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 was approved by the following vote:

      Votes for        Votes Against                 Abstentions
      12,081,634         1,155,242                     31,605

         There were no broker non-votes or votes withheld at the special meeting.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

a.         Exhibits

    Exhibit Number                Description
    3.1                           Amendment of Restated Certificate of Incorporation of Startec
                                   Global Communications Corporation dated September 17, 2001

    3.2                           Amendment of Restated Certificate of Incorporation of Startec
                                   Global Communications Corporation dated October 18, 2001

    99.1                          Press release dated October 5, 2001.

    99.2                          Press release dated October 19, 2001

b.         Reports on Form 8-K

         None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November 2001.

STARTEC GLOBAL COMMUNICATIONS CORPORATION

                                     By:   /s/ Prabhav V. Maniyar
                                           ----------------------
                                           Chief Financial Officer and Director
                                            (Principal Financial and Accounting Officer)