Form 10-Q/A
period 2001-09-30
STARTEC GLOBAL COMMUNICATIONS CORP
filed 2001-11-16
CIK 1043310

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

                                                                  Nine months Ended September 30, 2001
                                                          ----------------------------------------------
                                                           North                               Total
                                                          America       Europe      Asia    Consolidated
                                                         -----------------------------------------------

Net revenues ........................................... $ 121,735    $  21,726    $   3,693   $ 147,154
Gross margin ...........................................    28,271        4,681        1,383      34,335
Selling, marketing, general and administrative expense .    27,481       10,243        3,442      41,166
EBITDA .................................................       790       (5,562)      (2,059)     (6,831)
Depreciation and amortization expense ..................    17,732        1,367          737      19,836
Interest expense .......................................    24,523          394           --      24,917
Interest income ........................................       223          339           34         596
Fixed assets, gross ....................................   119,218       10,611       10,204     140,033
Total assets ........................................... $ 144,928    $  19,966    $  10,525   $ 175,419

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

7.          COMPREHENSIVE LOSS

        The total of net loss and all other non-owner changes in equity consists of the following for the three and nine months ending September 30, 2001 and 2000 (in thousands):

                                             For the Three Months Ended  For the Nine Months Ended
                                                     September 30,             September 30,
                                              -----------------------    -----------------------
                                                 2001          2000          2001        2000
                                              ----------   ----------    ---------   -----------

Net loss ..................................   $  (24,284)  $  (15,127)  $  (76,480)   $  (42,927)

Other comprehensive loss:
Foreign currency translation adjustment ...         (449)         (21)        (201)         (809)
                                              ----------   ----------   ----------    ----------
Comprehensive loss ........................   $  (24,733)  $  (15,148)  $  (76,681)   $  (43,736)
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